Form 10-K
period 1996-09-30
RADIANT TECHNOLOGY CORP
filed 1997-01-13
CIK 310235

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549



                                   FORM 10-K

                Annual Report pursuant to Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934

  For the Fiscal Year ended                      Commission File Number
    September 30, 1996                               0 - 10125

                          Radiant Technology Corporation
                        ----------------------------------
          (Exact name of the registrant as specified in its charter)

        California                                     95-2800355
     ---------------                                 --------------
  (State or other jurisdiction                      (I.R.S. Employer
of incorporation or organization)                   identification number)

                  1340 North Jefferson Ave., Anaheim, California 92807
                  ----------------------------------------------------
                  (Address of principal executive offices)(zip code)

Registrant Telephone Number, including area code:    (714) 961-0200

Securities registered pursuant to section 12 (b) of the act:   None

Securities registered pursuant to section 12 (g) of the Act:   Common
                                                     stock, without par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X__ No _____

     The aggregate market value of the voting stock held by non-affiliates of the registrant was $1,027,201 as of November 30, 1996.

     The number of shares of the registrant's common stock, no par value, outstanding as of December 31, 1996 was 1,867,638.

                                     PART 1
ITEM 1   BUSINESS
         --------

PREFACE
-------

     Fiscal year 1996 was a significant year for the Company. Few companies emerge from bankruptcy in a position of strength as has Radiant Technology Corporation. The backlog has increased along with most other assets of the Company while the Company achieved a significant reduction in debt. The Company is moving in early fiscal 1997 to newer facilities in order to enhance our future production and customer service requirements. The Company is positioning itself for continued growth over the next several years.


HISTORY OF THE COMPANY
----------------------

     Radiant Technology Corporation (herein referred to as the "Company") was incorporated in the State of California in 1972 with its primary business being the manufacture and marketing of light and heavy immersion heaters. The infrared furnace and oven segment gradually overtook the immersion heater segment in sales volume and growth potential. In February 1986, the immersion heater division was sold to Process Technology, Inc.

     The Company is engaged in the manufacture and marketing of precision conveyorized infrared ovens and furnaces used by the manufacturers of hybrid microelectronic circuits, semiconductors, surface mounted device (SMD) printed circuit assemblies, solar cells and general electronic devices.

     Fiscal Year 1994 was operationally impaired as a result of the Working Capital restrictions imposed upon the Company by the Bank of America. The Company Backlog was increasing throughout Fiscal Year 1994. However, due to the limitation of Working Capital, shipments were restricted to $2,219,260 or 55% of prior years shipment levels. The net loss for the Fiscal Year 1994 was $656,400 which included both significant non recurring Reorganization charges as a result of the Chapter 11 filing ($242,077) and a more conservative position with respect to Inventory valuation ($232,000).

     Actions were taken during Fiscal Year 1994 which included the removal of the Bank of America as the sole secured creditor, the restructuring of the Company and the acquisition of sufficient working capital to sustain a significant future growth pattern in accordance with the Company's recently developed substantive five year plan.

     Fiscal Year 1995 was profitable with Sales of approximately $4,023,000. The Company reported extraordinary income of $632,849 in the form of debt forgiveness and net income of $548,018.

     Fiscal Year 1996 continued to be profitable with Sales of approximately $4,172,600. As in Fiscal Year 1995, the Company reported additional extraordinary income of $223,691 related to debt forgiveness and net income of $445,481. The emergence from bankruptcy strengthened the Balance Sheet as a result of both converting insider financing of $350,000 in Notes Payable to Equity and the settlement with the balance of creditors in accordance with the Plan for Reorganization during the second quarter of Fiscal Year 1996. The Company elected to utilize a "Fresh Start" approach allowable when emerging from bankruptcy.

     Adoption of "Fresh Start Reporting" resulted in the following:

     1.  Fixed Assets increased by $177,000 and Patents by $50,000.

     2. Capital stock was reduced by $2,257,000. The accumulated deficit of $2,484,000 was eliminated.


PRODUCTS
--------

     During the fiscal years ended September 30, 1996, 1995, and 1994, the Company's revenues were derived from sales of the following products:

                                  1996             1995              1994
                                  ----             ----              ----
                              $         %       $         %       $        %
                           --------------------------------------------------
Conveyorized Infrared
 Ovens and Furnaces        3,574,400   86    3,382,400   84    1,579,200   71
Field Service & Parts        598,200   14      640,800   16      640,100   29
Total                      4,172,600  100    4,023,200  100    2,219,300  100


    Conveyorized Infrared Ovens and Furnaces. The Company manufacturers infrared ovens and furnaces for sale primarily to manufacturers of electronic components and assemblies. The Company's conveyorized ovens and furnaces use quartz-sheathed tungsten and nickel-chrome heating elements. The elements are placed inside the heating chamber and differ from competitive conventional furnaces. These differences offer increased performance of the Company's equipment over that of its competitors' equipment.

     The Company's infrared ovens and furnaces have a variety of industrial uses, including drying and curing coating on precision electronic circuitry and control components, fusing printing circuit boards, soldering surface mounted device assemblies, drying and firing thick film on hybrid micro circuits and solar cells and processing and semiconductors (used in computers and other electronic equipment), and baking and heat treating various other electronic components.

     The infrared ovens and furnaces are capable of reaching stable, higher temperature levels more rapidly, emit heat of a higher intensity while using less energy than a conventional furnace, and are fully conveyorized with a solid state or computer controls for temperature and conveyor belt speeds.

     The nature and high intensity of the infrared heat produced in these furnaces permit a high rate of heat absorption by the electronic parts processed through them, making them more adaptable to the exacting tolerances and high-speed heating requirements of certain industrial users. Since these ovens and furnaces can be brought up to operating temperatures in a shorter time span, operating at a faster conveyor belt speed, require less floor space and use less electric energy, operating costs are significantly lower than conventional ovens and furnaces.


FIELD SERVICE & PARTS
---------------------

     Field Service consists primarily of labor provided to repair or modify existing furnaces. Parts are issued in support of the repair or modification process.


MATERIAL
--------

     The Company purchases raw materials, electronic components and mechanical parts for production of the products. It also manufacturers most of its sheet metal and some of its mechanical and electronic components. Alternate sources of material exist for nearly all parts, components and materials. Final assembly, test installation and maintenance processes are performed by the Company.


CUSTOMERS
---------

     Ovens and Furnaces. The primary customers for the ovens and furnaces produced by the Company are large manufacturers of microelectronic circuits, printed circuit boards, electronic components, semiconductors and solar cells, whose products require curing, baking and finishing under intense but precisely controlled heat. In these industries, the Company's customers for Fiscal 1996 included many large international manufacturing companies in the following industries:

          Thick Film Hybrid & Solar Cell Industry
          ---------------------------------------
          Semiconductor Industry
          ----------------------
          Printed Circuit Assembly Industry
          ---------------------------------

     During fiscal 1996, one customer contributed a total of 19% to the Company's net sales. No other customer is the source of more than 10% of the Company's net sales. There is no consistent repeatability of the same customer from year to year.

     Sales of ovens and furnaces are made throughout the world direct to customers using a network of sales representatives and are shipped directly from the Anaheim, California plant. In 1981 the Company entered into its first distribution agreement in Western Europe. Since that time, the Company has been continuously represented in this part of the world and is currently represented by four European sales representatives. In the Pacific Rim area, six sales distribution companies represent RTC products.

     Because the Company's ovens and furnaces are capital equipment, new business and repeat sales are dependent upon the growth of the markets in which the Company and its customers are involved and the reliability of equipment delivered.

     Principal Markets. In fiscal year 1996 the principal markets for the Company's products were the NAFTA Countries, the Pacific Rim and Western Europe. The Company's products are also sold in India, Northern Africa and Middle Eastern area.

     Export Sales. During the 1996 fiscal year, export sales accounted for approximately $1,065,600 or 26% of net sales, compared to $1,572,700 or 39% in fiscal 1995 and $979,400 or 44% in fiscal 1994.


BACKLOG
-------

     At September 30, 1996, the backlog of orders scheduled for delivery was approximately $1,394,000 for the Company's continuing line of business of Infrared ovens and furnaces. The Company's comparable backlog of orders at September 30, 1995 for ovens and furnaces was approximately $1,227,400 and at September 30, 1994 was approximately $913,000.

     The Company regards as backlog all signed purchase orders received from customers for delivery at specified dates.

     Quoting Activity. The backlog does not include outstanding written quotations submitted to the customer who has not issued a definitive purchase order. However, based upon prior experience, the Company believes this activity to be a significant indicator of future business. The Company submitted proposals for ovens and furnaces at the request of prospective customers totaling approximately $9,386,537 in 1996 compared to the 1995 fiscal year's quotation of $7,069,142 and 1994 fiscal year's quotations of $7,113,175. The bill-to-quote-ratio for 1996 was 33% compared to 40% for 1995 and 22% for 1994.

     Cancellations. The Company's contracts provide certain cancellation clauses, however, the Company does not generally dispute a timely cancellation provided no significant costs have been incurred at the time of cancellation. The incidence of cancellations experienced during the most recent fiscal year has not been material.


COMPETITION
-----------

     The Company believes that it presently is one of the principal manufacturers of conveyorized, controlled atmosphere, variable speed, high temperature infrared furnaces used in the manufacture of precision, microelectronic circuitry for the semiconductor, solar cell, hybrid micro circuits and general electronic industries; that the competitive environment in the market for ovens and furnaces is based on superior technology, design and delivery as opposed to price. The Company believes that its higher temperature infrared products are more technologically advanced than that of the conventional products of its competitors. The Company has patents issued and pending covering the basic technology involved in the principal markets. See "Patents" below.

     In the printed circuit assembly market, technologic changes have caused this market to shift from infrared reflow furnaces to forced convection type reflow furnaces. This change has evolved over the last several years requiring RTC to develop a new series of convection reflow ovens. Due to limited resources, the Company was late to complete development of forced convection and consequently lost market share in this segment. That product development is now completed and though late to market, management believes the Company was able to capitalize on competitor design shortcomings and to offer a high performance product.

     The Company has maintained a competitive position in the four major markets it serves - Surface Mount Device (SMD) Printed Circuit Assembly, Semiconductor packaging, Solar Cell and Thick Film Hybrid circuit manufacture. The Company's line of large, production oriented Semiconductor furnaces places the Company strongly in this growing marketplace. The Company maintains a solid reputation as a leader and innovator in the semiconductor and Solar Cell equipment markets.


RESEARCH AND DEVELOPMENT
------------------------

     Expenditures. For the three fiscal years ended September 30, 1996, 1995, and 1994, approximate estimates for Company expenditures for research and development were $264,954 (CILAP), $239,569, and $0 respectively. The research and development costs pertain to large area processing. (See Part II, Item 7, Results of Operation.)


PATENTS
-------

     Within the U.S.A. the Company holds three patents related to its infrared furnace and oven products. Patent No. 4,406,944 for devices for Mounting Infrared Lamps in Furnaces is effective for seventeen years beginning September 27, 1983. Patent No. 4,477,718 for Infrared Furnaces with Controlled environment is effective for seventeen years beginning October 16, 1984.
Patent No. 4,517,448 for infrared Furnaces with Atmosphere Control Capability is effective for seventeen years beginning May 14, 1985.

     Within the U.S.A. the Company has patent applications on its products including methods for Firing Thick Film Electronic Circuits and Furnace Assembly for Reflowing Solder and Printed Circuit Boards. Japan Patent Office Patent No. 1344087 for Infrared Furnace is effective for fifteen years beginning March 13, 1986 and is very important to the Company and the Company's industry in Japan. Japan patent office No. 1477108 for Methods for Manufacturing Multi-Layered Thick Film Circuits is effective for fifteen years beginning January 27, 1989. The Company also holds a non-exclusive license to manufacture , use and sell solder fusing machines under U. S. Patent No. 3,744,557 held by Argus International. The license relates to one of the Company's obsolete products and therefore has limited value. The Company has applied for patents during fiscal 1996 relating to furnace increased productivity.

TRADEMARKS
----------

     The Company registered trademark No. 1425668, "RTC radiant technology corporation", with the United Stated patent and Trademark Office on January 20, 1987. The trademark is in force for twenty years. The Company registered trademark No. 1556707, "MEZZANINE", with the United States Patent and Trademark Office on September 19, 1989. The trademark is in force for twenty years.


WARRANTY
--------

     The Company warrants its ovens and furnaces against defects existing at the time of shipment for material and workmanship under normal use and service for a period of one year on parts, and for ninety days on labor after shipment to an original user. Under this warranty, the Company will provide, F.O.B. Anaheim, repair or replacement, at its own cost, any heating elements, SCR control packages, printed circuit boards, components, and conveyor speed controls (including digital readouts) which, within the warranty period, are proved to the satisfaction of the Company to have been defective.

     The Company currently employs six customer service engineers who install and service the ovens and furnaces it manufactures. The Company also supplies a complete installation service and installation manual with each piece of equipment sold. The Company's foreign representatives have service personnel.


EMPLOYEES
---------

     Including the executive staff, the Company presently employs approximately 43 individuals full time at its facilities in Anaheim, California, of which 26 persons are engaged in production activities, 10 are engaged in sales and general administrative activities and 7 are engaged in engineering research and test functions. None of the Company's employees are covered by a collective bargaining agreement. The Company has never experienced an interruption of operations due to a labor dispute and considers its relations with its employees to be excellent.


GOVERNMENT REGULATIONS
----------------------

     The operations of the Company are subject to various federal and state laws and regulations. Management believes that the Company is in substantial compliance with all applicable laws and regulations.

ITEM 2. PROPERTIES
        ----------

     The Company's executive offices and manufacturing facilities are currently located in Anaheim, CA.

     The Company has located a newer and more suitable building located 3.5 miles to the west in the City of Fullerton. The Company will be moving to the new facilities in January 1997. The move will cost approximately $100,000 inclusive of certain leasehold improvements and upgrading of machinery and equipment. The initial lease term is for a five year period.


ITEM 3. LEGAL PROCEEDINGS
        -----------------

     On November 12, 1993, the Company voluntarily filed for protection under Chapter 11 of the United States Bankruptcy code. (See Part II, Item 8) (See
Note 2 on the attached financial statements.)

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

     The Company held an annual shareholders meeting on July 18, 1996. The following were elected to the Board of Directors:

                              Number of           Number of
Name                          Votes For           Votes Withheld
----                          ---------           --------------

Lawrence R. McNamee          1,502,194            2,521
Carson T. Richert            1,502,099            2,616
Joseph S. Romance            1,501,979            2,736
Peter D. Bundy               1,502,217            2,498
Robert B. Thompson           1,502,217            2,498


                                    PART II


ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
         SECURITY HOLDER MATTER
         --------------------------------------------------

     The Company's common stock is quoted by the National Quotation Bureau, Inc. ("NQBI") on the "Pink Sheets". The table below sets forth the representative high and low bid prices for the common stock during each calendar period indicated. The Quotations represent interdealer prices without adjustments for retail mark-ups, mark-downs or commissions and consequently do not necessarily reflect actual transactions.

                        HIGH               LOW

     1996
     1st Quarter......   *                  *
     2nd Quarter......   *                  *
     3rd Quarter......   .625               .188
     4th Quarter......  1.50                .313


     1995
     1st Quarter......  $.02               $.015
     2nd Quarter......   .02                .015
     3rd Quarter......   .15                .015
     4th Quarter......   .02                .015


     * No trading in this quarter due to trading suspension relative to the reverse stock split processing as outlined in the reorganization plan.


     Holders of shares of Common Stock are entitled to receive such dividends, if any, as may be declared by the Board of Directors of the Company out of funds legally available therefore and, upon the liquidation, dissolution or winding up of the Company are entitled to share ratably in all net assets available for distribution to such share holders. The Company has never paid any dividends. The Company had an agreement not to declare any dividends without the consent of the Bank under a prior loan arrangement. Although no such agreement continues to exist, it is anticipated that all earnings, if any, will be retained for development of working capital to grow the business of the Company and there is no present intention to declare dividends in the foreseeable future. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     Shareholders of Record: As of September 30, 1996, the number of recorded holders of the Company's Common Stock was 419.


ITEM 6. SELECTED FINANCIAL DATA
        -----------------------

     The following table summarizes certain selected financial data of the Company :

Operating Data
(in thousands)                        Year Ended September 30
                                 ---------------------------------
                           1996       1995       1994       1993       1992
                           ----       ----       ----       ----       ----
Net Sales                $4,173     $4,023     $2,219     $3,916     $3,938
Income (loss) from
 Continuing Operations      222        (85)      (656)       101       (928)
Total Assets              2,524      1,775      1,413      2,041      2,199
Long-term debt                0          0          0          0          0

Per Share Information
Income(loss) from
 Continuing Operations         .18       (.44)     (3.47)       .53      (4.87)
Cash Dividends                0          0          0          0          0



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITIONS AND RESULTS OF OPERATIONS
        -------------------------------------------------

     GENERAL
     -------

     Over the last twenty years, conveyorized infrared ovens and furnaces have become the Company's principal product line, accounting in the aggregate for approximately 86%, 84% and 71% of net sales for fiscal 1996, 1995, and 1994. Successful application of infrared ovens and furnaces were first made for the semiconductor industry, for the production of ceramic dual in-line ("CERDIP") packages. In the last ten years, the application has become widely used by the electronics manufacturing industry in electronic packaging technologies, such as thick film hybrid circuitry and surface mounted device printed circuit assemblies. The Company believes it is a leading manufacturer of high temperature firing furnaces used by the manufacturers in the electronic industries.

RESULTS OF OPERATIONS
---------------------

     Net sales of $4,172,575 increased $149,372 or 4% for the fiscal year ended September 30, 1996 as compared to net sales of $4,023,203 for fiscal 1995. The increased shipment level was obtained even though semiconductor sales in North America were down.

     Net sales of $4,023,203 fiscal 1995 increased $1,803,943 or 81% from the fiscal 1994 level of $2,219,260, as a result of increased marketing efforts.

     Cost of sales of $2,545,246 in 1996 was 61% of sales compared to $2,548,852 or 63% of sales in 1995. Cost of sales was favorably affected by a sales volume increase coupled with the continuance of certain fixed costs.

     Gross profit of $1,627,329 in 1996 increased $152,978 or 10% from the $1,474,351 level of 1995. The 1996 gross profit increase is a result of the
items outlined under the cost of sales.   The 1995 gross profit increased
$1,087,301 or 281% from 1994 when gross profit was $387,050.

     Selling and general and administrative expenses increased $204,181 or 23% to $1,089,438 in fiscal 1996 compared to $885,257 in fiscal 1995. The 1996 increase was in support of increased bookings and shipment levels in addition to $55,000 reserved for potential bad debts.

     Fiscal 1996 showed an operating income of $272,937 compared to operating income of $349,525 in fiscal 1995 and operating loss of ($137,168) in 1994.

     Interest expense of $10,020 in 1996 was down $27,211 from the $37,231 in 1995 which itself was down $7,124 from the $44,355 in 1994. These reductions are due to reductions in the borrowing level under the Company's bank line of credit and the cessation of interest accrual on the Bank of America loan from the point the loan converted to an unsecured debt in April 1994. In addition, the McNamee and Operation Phoenix loan which were originated in 1994, were converted to equity in the first quarter of fiscal year 1996 as part of the reorganization plan. Additional inventory reserves of $232,000 were provided in fiscal 1994 to allow for obsolete and slow-moving inventory.

     Research and Development costs of $264,954 and $239,569 for 1996 and 1995 respectively, were incurred through a Consortium for Intelligent Large Area Processing (CILAP). The Company's involvement was to provide a furnace to reduce the cost of producing sophisticated microelectronic interconnect devices called thin film multichip modules.

     Extraordinary gains of $223,691 were realized in fiscal 1996. The gain was from the debt forgiveness associated with the settlement of creditor claims under the Reorganization Plan.

     Reorganization costs were recognized during both fiscal 1996 and 1995 in the amount of $40,327 and $460,525 respectively which relate directly to the Company's Chapter 11 filing. The costs are comprised of professional fees and the upwards adjustment of liabilities to reflect the allowed claims amount even though they may be settled for lesser amounts.

     Changes in the provision for taxes on income and extraordinary item for reduction of federal and state income tax arising from utilization of loss carry forward are discussed in Note 8 in the Company's Notes to Financial Statements.

Corporate Restructuring
-----------------------

     The landlord of the former Hunter street facility filed a lawsuit of approximately $300,000 against Radiant Technology for the unexpired term of the lease, though the building was immediately re-occupied by another tenant. The Company was not in a financial position to withstand such a settlement and therefore, filed for protection under Chapter 11 of the United States Bankruptcy Code, November 12, 1993.

     The Company planned to utilize the filing in order to clear up prior period's egregious legal entanglements.

     Following the Chapter 11 filing by the Company, the Bank of America assumed the accounts receivable of Radiant Technology Corporation of approximately $300,000 in mid-March 1994 in partial satisfaction of their prior loan balance of approximately $870,000. The Bank reclaimed their cash collateral of approximately $200,000 in mid-April 1994, further reducing the loan balance.

     In April 1994, a Radiant Technology Corporation Director, William McLaughlin, paid the bank an additional $150,000 to obtain the banks' collateralization position with respect to its owned non cash assets thereby converting the Bank of America loan to an unsecured liability. In June 1994, Lawrence R. McNamee, Chairman of the Board and Chief Executive Officer of Radiant Technology Corporation assumed the $150,000 loan and related asset collateral from Mr. McLaughlin, to eliminate McLaughlin's filed objection to an operating capital loan from Operation Phoenix as described later on.

     A minimum loan of $200,000 was necessary to provide the Company with operating capital after the Bank of America withdrew its cash collateral in April of 1994. A loan obtained from a partnership of employees and insiders (Operation Phoenix, a limited partnership), was approved by the Bankruptcy Court on June 13, 1994. Further Company support was given by certain employees who donated their labor and expertise for a three month period from January to April 1994 which contributed to the resumption of furnace production in May 1994.

     The Company entered fiscal 1995 owing the Bank of America approximately $370,000 on a revolving line of credit secured by substantially all of the Company's assets. The Company resolved differences with the Bank of America and paid off the balance in accordance with the Reorganization Plan.

     Confirmation of the reorganization plan by the Bankruptcy Court was obtained on August 3, 1995, existing Shareholders were diluted thirty to one. The 5,712,266 shares currently outstanding converted to approximately 190,409 new common shares. Deferred employee compensation on volunteer labor, occurring during between January and April 1994 was granted 380,818 new shares. The limited Partnership (Operation Phoenix) and Lawrence McNamee received 571,277 and 380,818 new shares respectively for providing the financing necessary to re-establish operations.

     Prepetition creditors claims which were $300 or less and those creditors adjusting their debt downward to $300 were fully paid in cash. The remaining creditors had the option of holding a prorata distribution of 380,818 shares or being paid off on 15% on the dollar. Most creditors preferred being paid off in cash as opposed to retaining shares. The balance of 370,647 shares not retained by the creditors rolled over to the prepetition shareholders on a prorata basis.

     Prepetition shareholders were reverse split 30:1 whereby one share was issued for every 30 shares owned. In the event the split resulted in 5 shares or less, the shares were automatically repurchased by the Company at $1.00. The creditor rollover of 370,647 became equivalent to a stock dividend of approximately 2 shares for every 1 new share which were issued upon the reverse split. The net split effect to the remaining prepetition shareholders after the creditor rollover distribution was approximately 11:1.

     The Bankruptcy Court approved and confirmed the Reorganization Plan on August 3, 1995. Consummation of the Plan transpired during Fiscal Year 1996 whereby the Company settled with shareholders and creditors within a specified period. Dismissal of the Bankruptcy case occurred in February 1996, resulting the release of Radiant Technology Corporation from legal entanglements, a reduction of the debt structure and the freedom to pursue planned Company objectives.

Liquidity and Capital Resources
-------------------------------

     The Company expects a gradual increase of liquidity over the near term through increasing sales.

     Capital expenditures are expected to be minimal in the near term. Some expenditures for leasehold improvements are included within the moving expenses.

     As of September 30, 1996, the Company had no debt.

Inflation and Other Factors
---------------------------

     Inflation has had no material effect on the Company's operations or financial condition.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

     The following are included in this 10-K as exhibits:

     1.  Report of Independent Certified Public Accountants.
     2.  Balance sheets as of September 1996 and 1995.
     3.  Statement of Operation for the years ended September 30, 1996, 1995,
         1994.
     4. Statement of Stockholders Equity for the years ended September 30, 1996, 1995, 1994.
     5. Statement of Cash Flows for the years ended September 30, 1996, 1995, 1994.
     6.  Notes to Financial Statements.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
        -----------------------------------------------------------

     None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

     The directors and executive officers of the Company as of September 30, 1996 are listed below, together with a brief account of their business experience and certain other information.

       NAME                   AGE       POSITION
       ----                   ---       --------

     Lawrence R. McNamee      65        Chairman of the Board and
                                          Chief Operating Officer

     Carson T. Richert        57        President and a Director

     Joseph S. Romance        65        Director

     Peter Bundy              64        Director

     Robert B. Thompson       60        Director

     Mercy Gingrich           55        Corporate Secretary

     Roger T. Horsburgh       57        Controller


     Lawrence McNamee joined the Company in September 1990 and was elected Chairman of the Board of Directors in March 1991. Mr. McNamee, a consultant, has 14 years prior experience in working with companies in turnaround management.

     Carson T. Richert was a founder of the Company and has been a director since its incorporation in 1972. Mr. Richert was Vice President - Marketing of the Company from 1972 until 1981 when he was elected Executive Vice President.
 Mr. Richert was elected President in August 1990.

     Joseph S. Romance was a founder of the Company and has been Chairman of the Board of Directors since its incorporation in 1972 until March of 1991. From 1972 to October 1980 he also served as President, and again from July 1981 to February 1988.

     Peter D. Bundy was elected to the Board of Directors in January 1995. Mr. Bundy is an investor and consultant. His expertise is in marketing, He was a partner with Howard Hirsh Group, a designer and manufacturer of several apparel lines. Prior to that he was a Vice President of Associated Department Stores.

     Robert B. Thompson was elected to the Board of Directors in July 1996. Mr. Thompson is Vice Chairman and a Director of InspecTech, Inc., a company engaged in the business of providing and franchising building inspection services in connection with the transfer of real property. Mr. Thompson is also an investor and consultant with expertise in the banking industry. Mr. Thompson has previously served as President of Western Federal Bank of California.

     Mercy Gingrich was elected Secretary in September 1990. Ms. Gingrich joined the Company in June 1990 and has held positions of Administrative Assistant and Director of Human Resources within the Company.

     Roger T. Horsburgh joined the Company in March 1993. Previously he was a consultant to several businesses providing them with accounting services.
Prior to that he was Director of Finance for Irvin Industries from 1990 to 1992 with full financial responsibilities. From 1972-1989 he was Controller for Edcliff Instruments where he prepared financial reports for commercial and government contracts.

     Directors of the Company hold office until the next annual meeting of Shareholders and until their successors are elected and qualified. All officers serve at the discretion of the Board of Directors. Except for Messrs. Romance and Richert, who are first cousins, there are no family relationships between any directors or officers of the Company. Members of the Board of Directors who are not also officers of the corporation are paid $250 quarterly for their attendance at board meetings.


ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

Cash Compensation
-----------------

     For the fiscal year ended September 30, 1996 the following table sets forth certain information concerning the executive officers of the Company whose aggregate cash compensation exceeded $100,000, and concerning all executive officers as a group:

Name of Individual or
Number of Persons      Capacities in                     Compensation
in Group               Which Served                 1994     1995     1996
-------------------    ---------------              ------------------------
Lawrence R. McNamee    Chairman of the Board       $61,200  $98,800  $98,800
                            and Chief Operating Officer    -        -  4,090(1)

(1) Other compensation includes 113,598 shares issued in accordance with the Reorganization Plan at a value of .036 a share for unpaid wages.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------
     The following table sets forth at September 30, 1996, information regarding the ownership of the Company's Common Stock by (i) each person known by the Company to be the beneficial owner of more than five percent of the out-standing shares of Common Stock, (ii) each of the directors of the Company, and
(iii) all officers and directors of the Company as a group.

                                  Amount and Nature
Name and Address                  of Beneficial             Percent
of Beneficial Owner               Ownership(1)(3)           of Class
---------------------------       -----------------         ----------

Joseph S. Romance                     144,329(2)               6.3%
Radiant Technology Corporation
1340  N. Jefferson Street
Anaheim, CA 92807

Carson T. Richert                     177,587                  7.7%
Radiant Technology Corporation
1340  N. Jefferson Street
Anaheim, CA 92807

Lawrence R. McNamee                   983,890(4)              42.6%
Radiant Technology Corporation
1340  N. Jefferson Street
Anaheim,  CA   92807

Raymond G. Kruzek                     162,813(5)               7.0%
Radiant Technology Corporation
1340  N. Jefferson Street
Anaheim,  CA   92807

Roger T. Horsburgh                    147,813(6)               6.4%
Radiant Technology Corporation
1340  N. Jefferson Street
Anaheim,  CA   92807

Mercy Gingrich                        140,286(7)               6.0%
Radiant Technology Corporation
1340  N. Jefferson Street
Anaheim,  CA   92807

All Directors and Officers	        	 1,786,718          			   77.4%
as a group (7 persons)
_______________

(1) Each person has sole voting and investment power over the Common Stock shown as beneficially owned, subject to community property laws where applicable and the information contained in footnotes to this table.

(2) Includes 138,434 shares held in joint tenancy in a living trust with his wife, over which Mr. Romance may be deemed to have shared investment power, and includes an aggregate of 5,895 shares owned by his three adult children.

(3) The plan of reorganization called for current outstanding shares to be converted to new shares at a ratio of 30 to 1. These amounts reflect the results of the reverse stock split

(4) Includes 346,666 unexercised option shares for unpaid wages in prior periods without an expiration date.

(5)  Includes 40,000 unexercised option shares expiring 2/97.

(6)  Includes 25,000 unexercised option shares expiring 2/98.

(7) Includes 30,000 unexercised option shares expiring in 10,000 shares blocks 12/97, 2/98,12/00, respectively.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          -----------------------------------------------

Cruttenden and Company Warrants
-------------------------------

     In conjunction with a private placement, Cruttenden and Company was issued warrants to purchase up to 240,000 shares of the Company common stock at a per share exercise price of $.40. Upon confirmation of the Chapter 11 bankruptcy approved Reorganization Plan, the exercise price increased to $12.00 per share and expire in August 1997.

Notes Payable
-------------

     A Promissory Note payable to Lawrence McNamee for $150,000 at 10% interest due April 1995, for payment on the Bank of America loan was established by the Company in April 1994. The note was converted to equity in accordance with the reorganization plan.

    A Promissory Note payable to Operation Phoenix for $200,000 at 10% interest due June 1995, for working capital cash infusion was entered into by the Company in August 1994. The note was converted to equity in accordance with the reorganization plan.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS 	ON FORM 8-K
          ---------------------------------------------------

(a)  (1)  Financial Statements

     The following are included in this 10-K as exhibits:

     1.  Report of Independent Certified Public Accountants
     2.  Balance sheets as of September 1996 and 1995.
     3.  Statement of Operation for the years ended September 30, 1996, 1995,
         1994.
     4. Statement of Stockholders Equity for the years ended September 30, 1996, 1995, 1994.
     5. Statement of Cash Flows for the years ended September 30, 1996, 1995, 1994.
     6.  Notes to Financial Statements.

The financial statements required pursuant to this Item have been filed as a part of this Report under Part II, Item 8.

     (2)  Financial Statement Schedules
          -----------------------------
           None.

     (3)  Exhibits
          --------

Exhibit No.        Description                               Page No.
-----------        -----------                               ---------

  3.1              Certificate of Restated Articles of
                   Incorporation of the Company.(1)

  3.1(a)           Certificate of Amendment of Articles
                   of Incorporation.(3)

  3.1(b)           Certificate of Amendment of Articles of Incorporation. (7)

  3.2              Restated By-Laws of the Company.(1)

  3.2(a)           Amendment to By-Laws of the Company. (7)

  4.1              Specimen Certificate of Common Stock.(1)

  4.2 Warrant Agreement between the Company and U.S. Stock Transfer Corporation.(1)

  10.22(a) Amendment No. 1 Employment Agreement effective as of November 7, 1991 by and between the Company and Lawrence R. McNamee.(7)

  10.24            Form of Indemnity Agreement. (7)

  10.25 Warrant granted to Cruttenden and Company to purchase up to 240,000 shares of the Company common stock. (7)

  24.2             Consent to include opinion of Helsley, Mulcahy & Fesler.

     (1) Filed as an exhibit to the Company Registration Statement on Form 2-18 (Registration No. 2-72528-IA) filed on July 14, 1981, and incorporated herein by this reference.

     (2) Filed as an exhibit to the Company's 1984 Annual Report on Form 10-K filed December 29, 1984 and incorporated herein by this reference.

     (3) Incorporated by reference to the Company's Proxy Statement dated January 14, 1986.

     (4) Filed as an exhibit to the Company's 1988 Annual Report on Form 10-K filed December 27, 1988 and incorporated herein by this reference.

     (5) Filed as an exhibit to the Company's 1989 Annual Report on Form 10-K filed January 22, 1990 and incorporated herein by this reference.

     (6) Filed as an exhibit to the Company's 1990 Annual Report on Form 10-K filed January 15, 1990 and incorporated herein by this reference.

     (7) Filed as an exhibit to the Company's 1990 Annual Report on Form 10-K filed January 15, 1990 and incorporated herein by this reference.

(b)  Reports on Form 8-K.

     None.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 9th day of January, 1997.

                                   RADIANT TECHNOLOGY CORPORATION


                                   By:  /s/Lawrence R. McNamee
                                      ------------------------------------
                                           Lawrence R. McNamee
                                           Chairman of the Board



                               POWER OF ATTORNEY
                               -----------------

     KNOW ALL MEN BY THESE PRESENTS that such person whose signature appears below constitutes and appoints Lawrence R. McNamee, his attorney-in-fact, with power of substitution, for him in any and all capacities, to sign this Annual Report on Form 10-K, and any amendments thereto, each with Exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                         Title                    Date
---------                         -----                    ----

/s/ Lawrence R. McNamee    Chairman of the Board           January 9, 1997
Lawrence R. McNamee         and Chief Operating Officer

/s/ Roger Horsburgh        Corporate Controller            January 9, 1997
Roger Horsburgh            (Principal Financial
                            and Accounting Officer)

/s/ Carson T. Richert      President and a                 January 9, 1997
Carson T. Richert           Director

                       RADIANT TECHNOLOGY CORPORATION
                             Financial Statements
                              September 30, 1996

             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
             --------------------------------------------------




The Stockholders
Radiant Technology Corporation


We have audited the accompanying balance sheets of Radiant Technology Corporation as of September 30, 1996 and 1995 and the related statements of operations, stockholders' deficit and cash flows for each of the years in the three year period ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
 An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Radiant Technology Corporation as of September 30, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles.





                              CACCIAMATTA ACCOUNTANCY CORPORATION







Irvine, California
December 3, 1996

                       RADIANT TECHNOLOGY CORPORATION
                               Balance Sheets




                                                  September 30,
                                           --------------------------
                                               1996           1995
                                           --------------------------
             	ASSETS

Current assets:
  Cash and cash equivalents                $   610,128   	$   379,936
  Accounts receivable                          759,123        576,284
  Inventories                                  640,846        582,097
  Other                                          5,900	        14,468
                                           ------------   ------------

     Total current assets                    2,015,997      1,552,785

Property and equipment                         444,445        204,001

Other                                           63,930         18,288
                                           ------------   ------------

                                           $ 2,524,372    $ 1,775,074
                                           ============   ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                         $   174,760  	 $   46,634
  Accrued liabilities                          314,638       397,084
  Customer deposits                            446,485       211,085
  Post-petition notes payable                     -          350,000
  Subject to compromise                           -          273,400
                                           ------------   -----------

     Total current liabilities                 935,883     1,278,203
                                           ------------   -----------

Commitments and contingencies                     -             -

Stockholders' equity:
  Preferred stock                                 -             -
  Capital stock                              1,143,008     2,981,195
  Retained earnings (deficit)                  445,481   ( 2,484,324)
                                           ------------   -----------

     Total stockholders' equity              1,588,489       496,871
                                           ------------   -----------

                                           $ 2,524,372   $ 1,775,074
                                           ============   ===========

The accompanying notes are an integral part of these financial statements.

                       RADIANT TECHNOLOGY CORPORATION
                           Statements of Operations

                                                      Year Ended September 30,
                                            ------------------------------------------
                                                1996           1995          1994
                                            ------------------------------------------

Net sales                                   $ 4,172,575    $ 4,023,203    $ 2,219,260

Cost of sales                                 2,545,246      2,548,852      1,832,210
                                            ------------   ------------   ------------

   Gross profit                               1,627,329      1,474,351        387,050

Operating expenses:
   Selling, general and administrative        1,089,438        885,257        524,218
   Research and development                     264,954        239,569           -
                                            ------------   ------------   ------------

   Total operating expenses                   1,354,392      1,124,826        524,218
                                            ------------   ------------   ------------

   Operating income (loss)                      272,937        349,525    (   137,168)
                                            ------------   ------------   ------------

Other expense:
   Interest                                      10,020         37,231         44,355
   Write down of inventory                          -             -           232,000
                                            ------------   ------------   ------------

   Total other expense                           10,020         37,231        276,355
                                            ------------   ------------   ------------

   Income (loss) before reorganization
     expenses, provision for income taxes
     and extraordinary item                     262,917        312,294    (   413,523)
                                            ------------   ------------   ------------

Reorganization expenses:
   Provision for bankruptcy claims                 -           373,130        130,827
   Professional fees                             40,327         87,395        111,250
                                            ------------   ------------   ------------

                                                 40,327        460,525        242,077
                                            ------------   ------------   ------------

   Income (loss) before provision for
     income taxes and extraordinary item        222,590    (   148,231)   (   655,600)

Provision (benefit) for income taxes                800    (    63,400)           800
                                            ------------   ------------   ------------

Income (loss) before extraordinary item         221,790    (    84,831)   (   656,400)

Extraordinary item:
   Gain on extinguishment of debt, net
     of taxes of $64,200 in 1995                223,691        632,849           -
                                            ------------   ------------   ------------

Net income (loss)                           $   445,481    $   548,018    ($  656,400)
                                            ============   ============   ============

Income (loss) per share:
   Before extraordinary item                $       .18    ($      .44)   ($     3.45)
   Extraordinary item                               .19           3.32           -
                                            ------------   ------------   ------------

   Net income (loss)                        $       .37    $      2.88    ($     3.45)
                                            ============   ============   ============

Shares used in computing net income
   (loss) per share                           1,209,405        190,409        190,409
                                            ============   ============   =============

The accompanying notes are an integral part of these financialstatements.

                      RADIANT TECHNOLOGY CORPORATION
               Statements of Stockholders' Equity (Deficit)
              Years Ended September 30, 1996, 1995 and 1994

                                                                 (Accumulated
                                                                    Deficit)      Stockholders'
                                            Capital Stock  	         Retained         Equity
                                          Shares    Amount          Earnings        (Deficit)
                                         --------  ----------     -------------  ----------------

Balance, September 30, 1993               190,409   $2,981,195    ($2,375,942)    $  605,253

  Net loss                                   -            -       (   656,400)   (   656,400)
                                       -----------  -----------   ------------    -----------

Balance, September 30, 1994               190,409    2,981,195    ( 3,032,342)   (    51,147)

  Net income                                 -           -            548,018        548,018
                                       -----------  -----------   ------------    -----------

Balance, September 30, 1995               190,409    2,981,195    ( 2,484,324)       496,871

  Issuance of shares -
    Bankruptcy reorganization
    McNamee loan                          380,818      175,051           -           175,051
    Operation Phoenix loan                571,227      229,172           -           229,172
    Creditors and original shareholders   380,818        3,900           -             3,900
    Employees                             380,818       13,709           -            13,709
  Other                                    90,750       36,300           -            36,300

  Repurchase of shares                (   127,202)  (   38,989)          -        (   38,989)

  Application of fresh start accounting      -      (2,257,330)     2,484,324        226,994

  Net Income                                 -            -           445,481        445,481
                                       -----------  -----------   ------------    -----------

Balance, September 30, 1996             1,867,638   $1,143,008    $   445,481     $1,588,489
                                       ===========  ===========   ============    ===========

The accompanying notes are an integral part of these financial statements.


                      RADIANT TECHNOLOGY CORPORATION
                         Statements of Cash Flows


                                               Year Ended September 30,
                                        ------------------------------------
                                          1996          1995         1994
                                        ------------------------------------
Cash flows from operating activities

  Net income (loss)                      $ 445,481   $ 548,018   ($ 656,400)
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Gain on forgiveness of debt          ( 223,691)  ( 632,849)        -
    Issuance of stock as compensation       13,709        -            -
    Bad debt expense                        55,000      23,500        7,500
    Depreciation and amortization          100,236     131,422      151,094
    Inventory obsolescence                  53,000        -         232,000
  Changes in assets and liabilities:
    (Increase) decrease in:
      Accounts receivable                ( 201,539)  (  296,271)  ( 105,840)
      Inventories                        ( 111,749)  (   84,897)    158,191
      Other assets                           9,398       22,825   (  21,218)
    Increase (decrease) in:
      Accounts payable                     128,126         -     	( 216,069)
      Accrued expenses                   (  28,223)        -      ( 401,650)
      Customer deposits                    235,400         -           -
                                         ----------   ----------  ----------
  Net cash provided (used) by
    operating activities before
    reorganization items                   475,148    ( 288,252)  ( 852,392)
                                         ----------   ----------  ----------
  Changes in reorganization items:
    Increase (decrease) in liabilities:
      Not subject to compromise               -         446,985     376,042
      Subject to compromise              (  45,809)        -        342,026
                                         ----------   ----------  ----------

  Net change in reorganization items     (  45,809)     446,985     718,068
                                         ----------   ----------  ----------

  Net cash provided (used) by
  operating activities                     429,339      158,733   ( 134,324)
                                         ----------   ----------  ----------

Cash flows from investing activities
  Capital expenditures                  (  160,158)   (  48,183)  (   1,033)
                                         ----------   ----------  ----------


                                                                 (continued)

The accompanying notes are an integral part of these financial statements.

                      RADIANT TECHNOLOGY CORPORATION
                   Statements of Cash Flows (Continued)


                                               Year Ended September 30,
                                        ------------------------------------
                                          1996          1995         1994
                                        ------------------------------------

Cash flows from financing activities

  Repurchase of common stock            ($  38,989)   $    -      	$    -
  Net borrowings from related
    parties (post petition)                   -            -        350,000
  Principal reductions on short-term debt     -            -      ( 187,926)
                                         ----------   ----------  ----------

  Net cash provided (used) by
    financing activities                (   38,989)        -        162,074
                                         ----------   ----------  ----------

  Net increase in cash                     230,192      110,550      26,717

Cash and cash equivalents,
    beginning of year                      379,936      269,386     242,669
                                         ----------   ----------  ----------

Cash and cash equivalents, end of year   $ 610,128    $ 379,936   $ 269,386
                                         ==========   ==========  ==========

Supplemental disclosures of cash flow information and non-cash investing and financing activities:

                                               1996     1995     1994
                                           -----------------------------
Cash paid during the year for:
  Interest                                  $   -     	$   -    	$ 14,501
  Income taxes                              $   800    $ 13,369  $   -

In 1994, short term debt was reduced by $233,800 when Bank of America seized the accounts receivable collateralizing the line of credit.

In 1996, as a part of the bankruptcy plan, debt and accrued interest of $404,223 and payables of $3,900 were retired through the issuance of common stock.

In 1996 the Company issued common shares with a value of $36,300 to purchase accounts receivable originally seized by Bank of America during the bankruptcy proceedings.

Upon emergence from bankruptcy the Company applied fresh-start accounting, resulting in an increase in fixed assets and patents, the elimination of accumulated deficit and a reduction in the capital stock, as follows:

     Fixed assets          $    176,994
     Patents                     50,000
     Capital stock            2,257,330
     Retained Earnings     (  2,484,324)
                           -------------

                           $       -
                           =============

The accompanying notes are an integral part of these financial statements

                        RADIANT TECHNOLOGY CORPORATION
                         Notes to Financial Statements
                              September 30, 1996


1.  Summary of significant accounting policies
----------------------------------------------

Nature of Operations
--------------------

Radiant Technology Corporation (the Company) is engaged in the manufacturing and marketing of infrared conveyorized ovens and furnaces used by the microcircuit manufacturing industry.

All the Company's operations are located in California. Sales to entities located outside the United States totaled $1,065,600, $1,572,700 and $979,400 in 1996, 1995 and 1994, respectively. Of these amounts, sales to Pacific Rim countries were $538,100, $1,037,400 and $243,300 and sales to European countries were $311,600, $207,100 and $258,100 in 1996, 1995 and
1994, respectively. Sales to NAFTA countries were $215,900, $328,200 and $477,600 in 1996, 1995 and 1994, respectively.

During 1996, as percentages of net sales, the Company's largest customer provided 19 percent, while in 1995 the Company's largest customer provided 14 percent. In 1994 no customer provided more than 10 percent of net sales.

Concentrations of Credit Risk
-----------------------------

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade receivables. The Company's cash is in high credit quality banks, which limits the Company's exposure to loss from concentration.

The Company's trade receivables are concentrated within three industries. To minimize the risk of loss, the Company routinely assesses the financial strength of its customers, and may require a substantial downpayment prior to commencing machine production.

Fair Value of Financial Instruments
-----------------------------------

The carrying value of cash, receivables and accounts payable approximates fair value due to the short maturity of these instruments. None of the financial instruments are held for trading purposes.

Cash and Equivalents
--------------------

For purposes of the statement of cash flows, cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less.

Inventories
-----------

Inventories include material, direct labor and manufacturing overhead and are priced at the lower of cost (first-in, first-out) or market.

                         RADIANT TECHNOLOGY CORPORATION
                          Notes to Financial Statements

1.  Summary of significant accounting policies (continued)
----------------------------------------------------------

Property and Equipment
----------------------

Property and equipment are recorded at cost. The cost and related accumulated depreciation and amortization of property and equipment retired or sold are removed from the accounts, and any gains or losses are included in income. The Company follows the policy of capitalizing expenditures that significantly increase the life of the asset and charging ordinary maintenance and repairs to operations as incurred.

Depreciation and amortization are provided over the estimated useful lives of the assets using the straight-line method as follows:

     Description                           Life
     -----------                           ----

     Machinery and equipment               10 years
     Vehicles                              10 years
     Leasehold improvements                 5 years
     Office furniture & fixtures            5 years
     Product development software           3 years

Customer Deposits
-----------------

The Company often requires a deposit from customers before beginning work on a furnace. It is the Company's policy to record the deposit as a receivable with a corresponding deferred liability at the time a sale order is written.
 When the deposit is received, the receivable is relieved.

Earnings Per Share
------------------

The computation of earnings per common share in each year is based on the weighted average number of common shares outstanding. When dilutive, stock options and warrants are included as share equivalents using the treasury stock method. As part of the bankruptcy reorganization plan, all current shares were converted to new shares. See Note 2.

Income Taxes
------------

Effective October 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS 109).
Under the provisions of FAS 109, an entity recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of its assets and liabilities. Deferred tax assets are reduced by a valuation allowance when deemed appropriate. The measurement of deferred tax assets and liabilities is based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated. Under FAS 109, measurement is computed using applicable current tax rates (34% for 1995 and 1994). Prior year taxes have been computed using APB 11, Accounting for Income Taxes. The change in accounting principle had no material effect on the 1994 financial statements.

                         RADIANT TECHNOLOGY CORPORATION
                          Notes to Financial Statements

1.  Summary of significant accounting policies (continued)
----------------------------------------------------------

New accounting pronouncement
----------------------------

The Financial Accounting Standards Board has recently issued Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation, which requires the determination and disclosure of compensation costs implicit in stock option grants or other stock rights. Under the employee transaction provisions, companies are encouraged, but not required, to adopt the fair value of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, but would be required to disclose, in a note to the financial statements, pro forma net earnings and, if presented, earnings per share as if the Company had adopted SFAS No. 123. The Company will continue to account for employee stock-based compensation under APB No. 25. The additional disclosures will be presented in fiscal 1997.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.
Accordingly, actual results could differ from those estimates.

Reclassification of Prior Year Amounts
--------------------------------------

Certain items in the 1994 and 1995 financial statements have been reclassified to conform with the 1996 presentation.


2.  Bankruptcy proceedings
--------------------------

On November 12, 1993 the Company filed petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Central District of California. Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Debtor continues business operations as Debtor-in-possession. Additional claims may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Debtor's assets ("secured claims") also are stayed, although the holders of such claims are secured primarily by liens on the Debtor's property, plant, and equipment. All claims are reflected in the September 30, 1995 balance sheet as "subject to compromise".

                         RADIANT TECHNOLOGY CORPORATION
                          Notes to Financial Statements

2.  Bankruptcy proceedings (continued)
--------------------------------------

The Bankruptcy Court confirmed the plan of Reorganization on August 3, 1995 and the bankruptcy was dismissed on February 20, 1996. The plan called for the following:

- Existing outstanding common shares at the time of bankruptcy were diluted 30:1. Upon this reverse stock split, the shareholders in this class were given the option to redeem all their new shares for $.20 per share. Shareholders left with 5 or fewer shares after the reverse split were subject to automatic repurchase.

- Unsecured general creditors with claims in excess of $300 were given the option to either a) convert to equity by accepting a pro-rata portion of 380,818 shares of common stock or b) accept cash equivalent to 15 percent of their allowed claims. If option a) was selected, the pro-rata share was determined by claims allowed, not by the number of creditors electing this option. Any of the 380,818 shares not distributed because the creditors elected option b) were distributed to existing shareholders who did not elect to receive cash for their shares. As a result 370,647 shares were distributed to existing shareholders.

- Unsecured general creditors with claims of $300 or less were paid in full.

- Lawrence McNamee received 380,818 shares of common stock as payment for his post-petition loan and related accrued interest totaling $177,051.

- Operation Phoenix, a general partnership consisting of Company employees, received 571,227 shares of common stock as payment for a post-petition loan and related accrued interest totaling $229,172.

- Employees who agreed to take no wages during the shutdown period and agreed to reduced wages for a period of two years were awarded 380,818 shares of common stock.

Total debt forgiven was $920,740. The Company accounted for the reorganization using fresh-start reporting. Accordingly all assets and liabilities were restated at the date of dismissal to reflect their reorganization value, which approximates fair value at the date of reorganization. Independent appraisals were used to determine the fair value of assets. The book value of fixed assets were increased by $176,000 and patents by $50,000. Accumulated deficit of $2,484,324 was eliminated with a corresponding net reduction in capital stock.

While prior year financial statement information is presented to satisfy regulatory requirements, this presentation should not be viewed as a continuum because the 1996 financial statements are those of a different reporting entity prepared using a different basis of accounting, and therefore, are not comparable to those of prior periods.

3.  Accounts receivable
------------------------

                                                    1996       1995
                                                 ----------  ----------
     Trade receivables                           $ 845,123   $ 607,284
     Less: allowance for doubtful accounts	      (  86,000)  (  31,000)
                                                 ----------  ----------

                                                	 $ 759,123   $ 576,284
                                                 ==========  ==========

                         RADIANT TECHNOLOGY CORPORATION
                          Notes to Financial Statements

4.  Inventories
---------------
                                                    1996        1995
                                                 ----------  ----------

     Raw materials                               $ 394,176  	$ 407,149
     Work in process                               425,670     300,948
                                                 ----------  ----------

                                                   819,846     708,097
     Less: allowance for obsolescence          	 ( 179,000)  ( 126,000)
                                                 ----------  ----------

                                                 $ 640,846   $ 582,097
                                                 ==========  ==========


5.  Property and equipment
--------------------------
                                                    1996        1995
                                                 ----------  ----------
     Machinery and equipment                     $ 288,935   $1,001,234
     Leasehold improvements                        125,408      125,408
     Office furniture and equipment                 31,873      291,969
     Vehicles                                       15,050       37,761
     Computer software                             136,090	     537,750
                                                 ----------  -----------
                                                   597,356    1,994,122
      Accumulated depreciation and amortization  ( 152,911)  (1,790,121)
                                                 ----------  -----------
                                                 $ 444,445   $  204,001
                                                 ==========  ===========

6.  Accrued liabilities
-----------------------
                                                    1996        1995
                                                 ----------  -----------
     Payroll and related items                   $  77,364   $   71,207
     Commissions                                    64,973       88,261
     Warranties                                     40,000       40,000
     Professional fees                              24,500      128,686
     Moving expenses                                90,000         -
     Other                                          17,801       68,930
                                                 ----------  -----------
                                                 $ 314,638   $  397,084
                                                 ==========  ===========

7.  Postpetition notes payable
------------------------------
                                                    1996        1995
                                                 ----------  -----------
     Loan  payable-officer, 10%, secured by
      contract rights, inventory and equipment.  $   -       $  150,000

     Loan payable-officers and employees, 10%,
      secured by accounts receivable, all
      patents and a second position to
      equipment on the officer loan above.           -          200,000
                                                 ----------  -----------
                                                 $   -       $  350,000
                                                 ==========  ===========

                         RADIANT TECHNOLOGY CORPORATION
                          Notes to Financial Statements

8.  Income taxes
----------------
                                         1996        1995        1994
                                      ----------  ----------  ----------
     Currently payable:
      Continuing operations
       Federal                        $  68,600  ($  50,400)  	$    -
       State	                            20,700  (   13,000)        800
       Benefit of NOL carryforward	   (  88,500)       -      	     -
                                      ----------  ----------  ----------
                                            800  (   63,400)        800
                                      ----------  ----------  ----------
     Extraordinary item:
      Federal                            69,000     215,200        -
      State                              20,800      58,900        -
      Benefit of NOL carryforward    (   89,800) (  274,100)       -
                                      ----------  ----------  -----------
                                           -           -   	        -
                                      ----------  ----------  -----------
                                      $     800	  ($ 63,400)  $     800
                                      ==========  ==========  ===========

The Company's deferred tax assets, which have been offset entirely by valuation allowances, comprise the following at September 30, 1996 and 1995:

                                              Federal     California
                                            ----------   ------------
1996
----
Loss carryforwards                          $1,930,200	   $ 341,100
Temporary differences                             -            -
                                            ----------   -----------

                                             1,930,200      341,100
Applicable tax rate                             X  34%      X  9.3%
                                            ----------   -----------
                                              656,268        31,722
Valuation allowance                         ( 656,268)   (   31,722)
                                            ----------   -----------
Deferred tax assets                         $    -       $     -
                                            ==========   ===========


                                              Federal     California
                                            ----------   ------------
1995
----
Loss carryforwards                          $2,375,700   $  786,600
Temporary differences                             -            -
                                            ----------   -----------
                                             2,375,700      786,600
Applicable tax rate                            X   34%      X  9.3%
                                            ----------   -----------
                                              807,738        73,154
Valuation allowance                         ( 807,738)   (   73,154)
                                            ----------   -----------
Deferred tax assets                         $    -       $     -
                                            ==========   ===========

Federal investment credit and other general business credit carryforwards total $35,600 and $105,500, respectively, and expire at various dates through 2003. Net operating loss carryforwards expire at various dates through 2009.

The valuation account has been reduced by approximately $192,900 in 1996 to account for the use of loss carryforwards to offset current taxes.

                         RADIANT TECHNOLOGY CORPORATION
                          Notes to Financial Statements

9.  Commitments and contingencies
---------------------------------

Lease
-----

The Company subleases a building under a month-to-month agreement which requires payments of $11,000 per month, including property taxes and fire insurance.

In November 1996 the Company signed a five year lease on a building in Fullerton California. Base monthly rent will be $10,600 commencing March 1997. Minimum future lease payments under non-cancelable operating leases for each of the next five years and in the aggregate are:

     Year ending September 30,
        1997                   $   74,200
        1998                      127,200
        1999                      127,995
        2000                      136,740
        2001                      136,740
        Subsequent to 2001         56,975
                               -----------
        Total                  $  659,850
                               ===========

Rental expense for 1996, 1995 and 1994 was $121,000, $96,942 and $95,733,
respectively.

Environmental matters
---------------------

The Company, like others in similar businesses, is subject to extensive Federal, state and local environmental laws and regulations. Although company environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent regulation could require the company to make unforeseen environmental expenditures.


10.  Stockholders' equity
-------------------------

Preferred stock
---------------

At September 30, 1996 and 1995 there were 5,000,000 authorized shares of preferred stock, of which no shares were issued and outstanding.

Common stock
------------

The Company has authorized 24,000,000 shares of no par value common stock. At September 30, 1996 and 1995 1,867,638, and 190,409, shares, respectively, were issued and outstanding.

Stock split
-----------

As a part of the plan of reorganization, the Board of Directors authorized a 1 for 30 reverse stock split, effective October 1, 1995. All references in the accompanying financial statements to the number of common shares and per-share amounts for 1995 and 1994 have been restated to reflect the reverse stock split.

                         RADIANT TECHNOLOGY CORPORATION
                          Notes to Financial Statements


10.  Stockholders' equity (continued)
-------------------------------------

Warrants
--------

As a result of a successful private placement, an investment banking firm was issued stock warrants to purchase up to 8,000 shares of the company's capital stock at $12.00 per share. None of the warrants, which became exercisable at June 30, 1992, have been exercised. The warrants expire in August 1997.

Employee Stock Option Plans
---------------------------

Incentive and non-statutory
---------------------------

The Company adopted an incentive and non-statutory stock option plan which provides for granting options to key employees and officers. Under the plan, options up to 1,000,000 shares may be granted at a price not less than the fair market value of such shares on the date of grant, and the maximum term of each option may not exceed ten years. With respect to any participant who owns stock possessing more than 10% of the voting rights of the Company's outstanding capital stock, the exercise price of any stock option must be not less than 110% of the fair market value on the date of grant and the maximum term may not exceed five years.

Non-statutory director options
------------------------------
On September 30, 1996, the Company granted 20,000 non-statutory options to each of the five board members. The options vest fifty percent at the end of one year with the balance vesting at the end of year two, and the options expire three years after vesting. The option price was $0.48 per share which was equal to fair market value at the date of grant.

Lawrence McNamee
----------------

On January 1, 1991, the Company and its chairman, Lawrence McNamee, executed a one year employment agreement wherein Mr. McNamee was granted six blocks of options totaling 276,360 options and amounting to 10% of the outstanding shares. The option price varied according to the date of grant. The employment agreement provided that in the event that the Company issued any additional (or repurchased existing) shares of common stock (excluding shares issued or issuable pursuant to Mr. McNamee's employment agreement), the number of options issued to Mr. McNamee should be automatically and proportionately adjusted so as to preserve the ratio of ten percent of the outstanding common stock. On September 10, 1992, Mr. McNamee was granted additional options totalling 346,680 to preserve his 10 percent ratio.
Under certain conditions, Mr. McNamee may be issued additional options in an amount equal to five percent of the outstanding options and warrants excluding those belonging to Mr. McNamee. The exercise price of any additional options issued would be the fair market value of the stock on the date of grant. This adjustment provision of Mr. McNamee's employment agreement is referred to as the "Adjustment" clause. All 623,040 of Mr. McNamee's options were outstanding at September 30, 1996, 1995 and 1994, at option prices ranging from $.075 to $0.375. Subsequent to September 30, 1996, 276,360 of these options expired.

Mr. McNamee also holds option to acquire 326,666 shares at $0.075 per share which were issued to Mr. McNamee in lieu of salary owed to him in 1992.

                         RADIANT TECHNOLOGY CORPORATION
                          Notes to Financial Statements

10.  Stockholder's equity (continued)
-------------------------------------

Option activity
---------------

A summary of stock option activity follows:

                                           Number of     Option Price
                                             Shares        Per Share
                                           ---------     ---------------
Outstanding at September 30, 1994           765,006      $0.0625 - $0.50
  Granted                                      -
  Canceled/terminated                          -
Outstanding at September 30, 1995           765,006      $0.0625 - $0.50
  Granted                                   267,723      $0.036  - $0.48
  Canceled/terminated                     ( 308,715)     $0.075  - $0.50
                                           ---------     ---------------
  Outstanding at September 30, 1996         724,014      $0.036  - $0.50
                                           =========
Exercisable at September 30, 1996           724,014      $0.036  - $0.50
                                           =========

11.  Employee benefit plan
--------------------------

The Company's 401(K) Plan was re-activated during fiscal year 1996. All employees are eligible as long as they are 21 years of age and have completed one year of employment. The plan provides for Contributions by the Company in such amounts as management may determine. No expense was charged to operations for the year ended September 30, 1996.