Form 10-Q
period 1996-12-31
RADIANT TECHNOLOGY CORP
filed 1997-02-14
CIK 310235

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D. C. 20549


                                    FORM 10Q

                 Quarterly Report Under Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934
                   For the Quarter ended December 31, 1996

Commission File Number 0-10125

                       Radiant Technology Corporation
                       ------------------------------
      (Exact name of registrant as specified in its charter)

     California                                 95-2800355
------------------                        --------------------
(State or other jurisdiction of             (I.R.S Employer
incorporation or organization)               identification number)

                   1335 S. Acacia Street, Fullerton, CA 92831
               ------------------------------------------------
              (Address of principal executive offices)(Zip Code)

                               (714) 991 - 0200
                               -----------------
           (Registrant's Telephone number, including area code)


                                 Inapplicable
                                 ------------
      (Former name, former address and former fiscal year, if changed since last report)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X     No

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, no par value                        1,867,638
--------------------------                      -------------
 (Class)                               (Outstanding at December 31, 1996)

                        RADIANT TECHNOLOGY CORPORATION

                                     INDEX


Part I Financial Information:...................................Page No.

   Condensed Balance Sheets- December 31,  1996
     and September 30, 1996 (unaudited)..............................3

   Condensed Statement of Operations - Three Months
     Ended December  31, 1996 and 1995 (unaudited)...................4

   Condensed Statement of Cash Flows - Three Months
     Ended December 31, 1996 and 1995 (unaudited)....................5

   Notes to Condensed Financial Statements (unaudited)...............6

   Management's Discussion and Analysis of Financial
     Condition and Results of Operation..............................6


Part II Other Information

   Legal Proceedings and Exhibits....................................9

   Signature Page...................................................10

                        RADIANT TECHNOLOGY CORPORATION
                        PART I FINANCIAL INFORMATION

Item 1. Financial Statements

                          Condensed Balance Sheets
                                 (Unaudited)

                                    ASSETS
                                    ------

                                              December 31       September 30
                                                     1996               1996
                                              -----------       ------------
Current Assets:
   Cash                                       $   619,719        $   610,128
   Accounts Receivables - Net                     887,019            759,123
   Inventories                                    530,460            640,846
   Prepaid Expenses and other
      Current Assets                                3,540              5,900
                                              -----------        -----------
      Total Current Assets                      2,040,738          2,015,997

   Machinery and Equipment - Net                  429,362            444,446
   Other Assets                                    97,978             63,930
                                              -----------        -----------
      Total Assets                             $2,568,078         $2,524,373
                                              ===========        ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

Current Liabilities:
   Notes Payables and Current Portion
      Long-Term Debt                           $        0         $        0
   Accounts Payable                                56,753            174,761
   Accrued and Other Expenses                     865,537            760,612
   Income Taxes Payable                               511                511
                                               ----------         ----------

   Current Liabilities                            922,801            935,884

     Liabilities Subject to Compromise                  0                  0
                                               ----------         ----------

   Long-Term Debt, Net of Current
      Portion                                           0                  0
                                               ----------         ----------

      Total Liabilities                           922,801            935,884

Stockholders' Equity
   Common Stock, no par value                   1,143,008          1,143,008
   Additional Paid-in-Capital
   Retained Earnings (deficit)                    502,269            445,481
                                               ----------         ----------
   Total Stockholders' Equity                   1,645,277          1,588,489
                                               ----------         ----------
Total Liabilities and
   Stockholders' Equity                        $2,568,078         $2,524,373
                                               ==========         ==========

                        RADIANT TECHNOLOGY CORPORATION
                    PART I FINANCIAL INFORMATION CONTINUED

                          Condensed Statements of Income
                                  (Unaudited)

                                                      THREE MONTHS ENDED
                                           	                DECEMBER 31
                                                      ---------------------
                                                    1996               1995
                                                    ----               ----
NET SALES                                     $  949,500         $1,299,339
COST OF SALES                                    706,665            935,804
                                              -----------        -----------

GROSS PROFIT                                     242,835            363,535
OTHER OPERATING EXPENSE                          186,293            243,624
                                              -----------        -----------

OPERATING INCOME                                  56,542            119,911

OTHER INCOME (EXPENSE)                               246            (49,858)
INTEREST EXPENSE                                       0            (10,020)
                                              -----------        -----------

TOTAL OTHER INCOME (EXPENSE)                         246            (59,878)
                                              -----------        -----------

INCOME BEFORE REORGANIZATION
  ITEMS AND TAX BENEFITS                          56,788             60,033

REORGANIZATION ITEMS
  PROVISION FOR BANKRUPTCY CLAIMS
  PROFESSIONAL FEES                                    0            (31,211)
                                              -----------        -----------

INCOME (LOSS) BEFORE TAX BENEFIT
  AND EXTRAORDINARY ITEMS                         56,788             28,822

PROVISION (BENEFIT) FOR TAXES                          0                800
                                              -----------        -----------

INCOME (LOSS) BEFORE EXTRAORDINARY
  ITEM                                            56,788             28,022

EXTRAORDINARY ITEM:
  GAIN ON EXTINGUISHMENT OF DEBT                       0            224,516
                                              -----------        -----------

NET INCOME (LOSS)                             $   56,788         $  252,538
                                              ===========        ===========

EARNINGS PER SHARE:
INCOME BEFORE EXTRAORDINARY ITEM                   $0.03              $0.02
EXTRAORDINARY ITEM                                  0.00               0.12
                                              -----------        -----------
NET INCOME PER SHARE                               $0.03              $0.14

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING-RESTATED                  1,867,638          1,867,638

                       RADIANT TECHNOLOGY CORPORATION
                   PART I FINANCIAL INFORMATION-CONTINUED
                      CONDENSED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                        THREE MONTHS ENDED
                                           	                DECEMBER 31
                                                      ---------------------
                                                    1996               1995
                                                    ----               ----

CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME                                 $   56,788         $  252,538
ADJUSTMENTS TO RECONCILE INCOME BEFORE
EXTRAORDINARY ITEM TO NET CASH PROVIDED
BY OPERATING ACTIVITIES:
   BAD DEBT EXPENSE
   DEPRECIATION AND AMORTIZATION                  25,180             32,853
   INVENTORY WRITE DOWN
   GAIN (LOSS) ON ASSET DISPOSAL
   CHANGES IN ASSETS AND LIABILITIES:
     ACCOUNTS AND NOTES RECEIVABLE              (127,896)           (26,675)
     INVENTORIES                                 110,386            112,583
     PREPAID EXPENSES & OTHER ASSETS             (31,688)            11,720
     ACCOUNTS PAYABLE                           (118,008)                 0
     ACCRUED EXPENSES                            104,925                  0
                                              -----------         ----------

NET CASH PROVIDED (USED) BY OPERATING
 ACTIVITIES                                       19,687            383,019

CHANGES IN REORGANIZATION ITEMS:
  INCREASE (DECREASE) IN LIABILITIES NOT
    SUBJECT TO COMPROMISE                              0           (242,339)

  INCREASE (DECREASE) IN LIABILITIES
    SUBJECT TO COMPROMISE                              0           (273,400)
                                              -----------        -----------

NET CHANGE IN REORGANIZATION ITEMS                     0           (515,739)
                                              -----------        -----------

NET CASH PROVIDED (USED) BY
  OPERATING ACTIVITIES                            19,687           (132,720)
                                              -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   PAYMENTS FOR PURCHASE OF PROPERTY AND
    EQUIPMENT                                    (10,096)            (1,493)
                                              -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  SHORT-TERMS DEBT CONVERTED TO EQUITY                 0            405,434
  BORROWINGS FROM SHORT-TERM DEBT
  PRINCIPAL REDUCTIONS ON SHORT-TERM DEBT              0                  0
                                              -----------        -----------

NET CASH PROVIDED (USED) BY FINANCING
 ACTIVITIES                                            0            405,434
NET INCREASE (DECREASE) IN CASH                    9,591            271,221
CASH AT BEGINNING OF PERIOD                      610,128            379,936
                                              -----------        -----------

CASH AT END OF PERIOD                         $  619,719         $  651,157
                                              ===========        ==========

                      RADIANT TECHNOLOGY CORPORATION
                 PART I FINANCIAL INFORMATION - CONTINUED
                  Notes to Condensed Financial Statement for
                               December 31, 1996
                                (UNAUDITED)


ITEM 1 - Notes

1.  Inventories
    -----------


                                                      December
                                            ----------------------------
Inventories are summarized as follows:         1996             1995
                                            ----------      -----------

             Raw material                   $   210,175     $   272,149
             Work in Process                    307,285         173,365
             Finished Goods                      13,000          24,000
                                            -----------     -----------
                                            $   530,460     $   469,514

2. Machinery and Equipment
   -----------------------

Summary of machinery and equipment follows:           December
                                            ---------------------------
                                               1996             1995
                                            ----------      -----------

            Machinery and Equipment         $  434,722      $ 1,538,984
            Office Furniture                    32,272          293,461
            Trucks and Automobiles              15,050           37,761
            Leasehold Improvements             125,409          125,409
                                            ----------      -----------
                                             $ 607,453      $ 1,995,615
            Less Accumulated Depreciation      178,091        1,822,974
                                            ----------      -----------

            Machinery and Equipment         $  429,362      $   172,641
                                            ==========      ===========


ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operation

The three month earnings per share on income before the extraordinary item at December 31, 1996 and 1995 was $.03 and $.02, respectively.

Comparative December shipments were down approximately $350,000 from the December 1995 quarter, a 27% decrease. The manufacturing operations were adversely affected by relocating facilities from Anaheim to Fullerton, California during the months of December and January. Some manufacturing impairment is expected to continue partially into the second quarter as a result of the facility relocation and production equipment "ramp up".

Comparative profit of $56,788 before the extraordinary item was generated in the fiscal year 1997 first quarter compared to a profit of $28,022 in the fiscal year 1996 first quarter. $31,211 in legal expenses and $10,200 interest charges were included in the December 31, 1995 quarter, but is not applicable for the December 31, 1996 quarter as a result of consummating the bankruptcy plan.

The Company emerged from 27 months of Bankruptcy on February 20, 1996 and elected to adopt "Fresh Start Reporting" of assets. As a result, there is a lack of comparability before and after the "Fresh Start Reporting" of assets.



          RADIANT TECHNOLOGY CORPORATION
          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

         None.

Item 2.  Changes in Securities
         ---------------------

Pursuant to the Reorganization Plan, a 30 to 1 reverse split was transacted in December 1995.

Common stock, no par value shares of 5,712,206 were converted to 177,825 new shares after repurchases by Radiant Technology Corporation. The shareholders also received 346,779 "spillover shares" from shares not claimed by creditors or total shares of 524,604.

The composition of the new outstanding shares at December 31, 1996 and 1995 are approximately as follows:

   Creditors and Shareholders          534,775
   Conversion of Insider
     Financing/Debt to Stock         1,332,863
                                     ---------
   Total Stock Outstanding           1,867,638

Item 6.  Reports on 8-K
         --------------

         None.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  RADIANT TECHNOLOGY CORPORATION
                                  ------------------------------
                                            (Registrant)



Dated: February 12, 1997          /s/ L. R. McNamee
                                  -----------------------------
                                      Lawrence R. McNamee
                                      Chairman of the Board,
                                      Chief Operating Officer,
                                      Chief Executive Officer