Form 10-Q
period 1997-03-31
RADIANT TECHNOLOGY CORP
filed 1997-05-14
CIK 310235

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D. C. 20549


                                  FORM 10Q

                 Quarterly Report Under Section 13 or 15 (d)
                   Of the Securities Exchange Act of 1934
                     For the Quarter ended March 31, 1997

Commission File Number 0-10125

                       Radiant Technology Corporation
                       ------------------------------
     (Exact name of registrant as specified in its charter)

     California                                      95-2800355
-------------------                               ---------------
(State or other jurisdiction of                  (I.R.S Employer
incorporation or organization)                    identification number)

             1335 South Acacia Avenue, Fullerton,  CA  92831
             -----------------------------------------------
           (Address of principal executive offices)(Zip Code)

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

Yes  X     No ____

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, no par value                             1,867,638
--------------------------                         -----------------
        (Class)                            (Outstanding at March 31, 1997)

                       RADIANT TECHNOLOGY CORPORATION

                                    INDEX



Part I Financial Information:                                     Page No.

     Condensed Balance Sheets- March 31,  1997
       and September 30, 1996 (unaudited)...............................3

     Condensed Statement of Operations - Three Months
       Ended March  31, 1997 and 1996 (unaudited).......................4

     Condensed Statement of Cash Flows - Six Months
       Ended March 31, 1997 and 1996 (unaudited)........................5

     Condensed Statement of Cash Flows - Three Months
       Ended March 31, 1997 and 1996 (unaudited)........................6

     Notes to Condensed Financial Statements (unaudited)................7

     Management's Discussion and Analysis of Financial
      Condition and Results of Operation................................7


Part II Other Information

     Legal Proceedings and Exhibits.....................................8

     Signature Page.....................................................9

                       RADIANT TECHNOLOGY CORPORATION
                        PART I FINANCIAL INFORMATION

Item 1. Financial Statements

                           Condensed Balance Sheets
                                 (Unaudited)

                                   ASSETS
                                   ------


                                                    March  31   September 30
                                                         1997           1996
                                                   ----------     ----------
Current Assets:
     Cash                                          $  651,915     $  610,128
     Accounts Receivables - Net                       901,776        759,123
     Inventories                                      544,908        640,846
     Prepaid Expenses and other
        Current Assets                                  3,514          5,900
                                                   ----------     ----------
        Total Current Assets                        2,102,113      2,015,997

   Machinery and Equipment - Net                      468,602        444,446
   Other Assets                                        94,661         63,930
                                                   ----------     ----------
     Total Assets                                  $2,665,376     $2,524,373
                                                   ==========     ==========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
                   ------------------------------------

Current Liabilities:
     Notes Payables and Current Portion
     Long-Term Debt                                $        0     $        0
     Accounts Payable                                  22,675        174,761
     Accrued and other Expenses                       909,388        760,612
     Income Taxes Payable                                 511            511
                                                   ----------     ----------
     Current Liabilities                              932,574        935,884

     Liabilities Subject to Compromise                      0              0
                                                   ----------     ----------
     Long-Term Debt, Net of Current
        Portion                                             0              0
                                                   ----------     ----------
        Total Liabilities                             932,574        935,884

Stockholders' Equity
     Common Stock, no par value                     1,143,008      1,143,008
     Additional Paid-in-Capital
        Retained Earnings (deficit)                   589,794        445,481
                                                   ----------     ----------
     Total Stockholders' Equity                     1,732,802      1,588,489
                                                   ----------     ----------
Total Liabilities and
     Stockholders' Equity                          $2,665,376     $2,524,373
                                                   ==========     ==========

                                          RADIANT TECHNOLOGY CORPORATION
                                     PART I FINANCIAL INFORMATION-CONTINUED

                                           Condensed statement of income
                                                   (unaudited)
                                                 THREE MONTHS ENDED           SIX MONTHS ENDED
                                                       MARCH 31                     MARCH 31
                                              ----------------------     -----------------------
                                                   1997         1996           1997         1996
                                                   ----         ----           ----         ----

NET SALES                                     $ 872,448   $1,026,162     $1,821,948   $2,325,501
COST OF SALES                                   579,609      703,232      1,286,274    1,639,036
                                              ----------  -----------    -----------  -----------
GROSS PROFIT                                    292,839      322,930        535,674      686,465
OTHER OPERATING EXPENSE                         265,365      283,152        451,658      526,776
                                              ----------  -----------    -----------  -----------
OPERATING INCOME (LOSS)                          27,474       39,778         84,016      159,689
OTHER INCOME (EXPENSE)                           60,051       (5,000)        60,297      (54,848)
INTEREST EXPENSE                                      0            0              0      (10,020)

TOTAL OTHER                                   ----------  -----------    -----------  -----------
INCOME (EXPENSE)                                 60,051       (5,000)        60,297      (64,878)
                                              ----------  -----------    -----------  -----------
INCOME BEFORE REORGANIZATION
 ITEMS AND TAX BENEFITS                          87,525       34,778        144,313       94,811

REORGANIZATION ITEMS
  PROVISION FOR BANKRUPTCY CLAIMS
  PROFESSIONAL FEES                                   0            0              0      (31,211)
                                              ----------  -----------    -----------  -----------
INCOME (LOSS) BEFORE  TAX BENEFIT
  AND EXTRAORDINARY ITEMS                        87,525       34,778        144,313       63,600

PROVISION (BENEFIT) FOR TAXES FEES                    0            0              0          800
                                              ----------  -----------    -----------  -----------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM          87,525       34,778        144,313       62,800

EXTRAORDINARY ITEM:
  GAIN (LOSS) ON DEBT EXTINGUISHMENT                  0         (825)             0      223,691
                                              ----------  -----------    -----------  -----------
NET INCOME (LOSS)                             $  87,525   $   33,953     $  144,313   $  286,491
                                              ==========  ===========    ===========  ===========

EARNINGS PER SHARE:
-------------------
INCOME BEFORE REORGANIZATION ITEMS
  REORGANIZATION ITEMS                            $0.05        $0.02          $0.08        $0.03
EXTRAORDINARY ITEM                                 0.00         0.00           0.00         0.12
                                               ________      _______        _______      _______
NET INCOME PER SHARE                              $0.05        $0.02          $0.08        $0.15

WEIGHTED AVERAGE
NUMBER OF SHARES
   OUTSTANDING-RESTATED                       1,867,638    1,867,638      1,867,638    1,867,638


                     RADIANT TECHNOLOGY CORPORATION
                 PART I FINANCIAL INFORMATION-CONTINUED
                   CONDENSED STATEMENT OF CASH FLOWS
                                 (UNAUDITED)

                                                         SIX MONTHS ENDED
                                                              March 31
                                                     -----------------------
                                                           1997        1996
                                                     ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME                                        $ 144,313    $ 286,491
ADJUSTMENTS TO RECONCILE INCOME BEFORE
EXTRAORDINARY ITEM TO NET CASH PROVIDED
BY OPERATING ACTIVITIES:
   BAD DEBT EXPENSE
   DEPRECIATION AND AMORTIZATION                        50,360       65,705
   INVENTORY WRITE DOWN
   GAIN (LOSS) ON ASSET DISPOSAL
   CHANGES IN ASSETS AND LIABILITIES:
     ACCOUNTS AND NOTES RECEIVABLE                    (142,653)    (159,113)
     INVENTORIES                                        95,938       40,961
     PREPAID EXPENSES & OTHER ASSETS                   (28,345)      14,468
     ACCOUNTS PAYABLE                                 (152,086)      (4,893)
     ACCRUED EXPENSES                                  148,776     (354,778)
                                                     ----------   ----------
NET CASH PROVIDED (USED) BY OPERATING
 ACTIVITIES                                            116,303     (111,159)
                                                     ----------   ----------


CHANGES IN REORGANIZATION ITEMS:
  INCREASE (DECREASE) IN LIABILITIES NOT
    SUBJECT TO COMPROMISE                                    0            0

  INCREASE (DECREASE) IN LIABILITIES
    SUBJECT TO COMPROMISE                                    0     (273,400)
                                                     ----------   ----------

NET CHANGE IN REORGANIZATION ITEMS                           0     (273,400)
                                                     ----------   ----------

NET CASH PROVIDED (USED) BY
  OPERATING ACTIVITIES                                 116,303     (384,559)
                                                     ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   PAYMENTS FOR PURCHASE OF PROPERTY AND
    EQUIPMENT                                          (74,516)      (7,521)
                                                     ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  SHORT-TERMS DEBT CONVERTED TO EQUITY                       0      405,434
  BORROWINGS FROM SHORT-TERM DEBT
  PRINCIPAL REDUCTIONS ON SHORT-TERM DEBT                    0            0
                                                     ----------   ----------

NET CASH PROVIDED (USED) BY FINANCING
 ACTIVITIES                                                  0      405,434

NET INCREASE (DECREASE) IN CASH                         41,787       13,354
CASH AT BEGINNING OF PERIOD                            610,128      379,936
                                                     ----------   ----------

CASH AT END OF PERIOD                                $ 651,915    $ 393,290
                                                     ==========   ==========

                      RADIANT TECHNOLOGY CORPORATION
                 PART I FINANCIAL INFORMATION-CONTINUED
                    CONDENSED STATEMENT OF CASH FLOWS
                                 (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                              March 31
                                                     -----------------------
                                                          1997         1996
                                                     ----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME                                        $  87,525    $  33,953
ADJUSTMENTS TO RECONCILE INCOME BEFORE
EXTRAORDINARY ITEM TO NET CASH PROVIDED
BY OPERATING ACTIVITIES:
   BAD DEBT EXPENSE
   DEPRECIATION AND AMORTIZATION                        25,180       32,853
   INVENTORY WRITE DOWN
   GAIN (LOSS) ON ASSET DISPOSAL
   CHANGES IN ASSETS AND LIABILITIES:
     ACCOUNTS AND NOTES RECEIVABLE                     (14,757)    (132,438)
     INVENTORIES                                       (14,448)     (71,622)
     PREPAID EXPENSES & OTHER ASSETS                     3,343        2,748
     ACCOUNTS PAYABLE                                  (34,078)     (15,370)
     ACCRUED EXPENSES                                   43,851     (101,962)
                                                     ----------   ----------
NET CASH PROVIDED (USED) BY OPERATING
 ACTIVITIES                                             96,616     (251,838)
                                                     ----------   ----------

CHANGES IN REORGANIZATION ITEMS:
  INCREASE (DECREASE) IN LIABILITIES NOT
    SUBJECT TO COMPROMISE                                    0            0

  INCREASE (DECREASE) IN LIABILITIES
    SUBJECT TO COMPROMISE                                    0            0
                                                     ----------   ----------
NET CHANGE IN REORGANIZATION ITEMS                           0            0
                                                     ----------   ----------
NET CASH PROVIDED (USED) BY
  OPERATING ACTIVITIES                                  96,616     (251,838)
                                                     ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   PAYMENTS FOR PURCHASE OF PROPERTY AND
    EQUIPMENT                                          (64,420)      (6,029)
                                                     ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  SHORT-TERMS DEBT CONVERTED TO EQUITY                       0            0
  BORROWINGS FROM SHORT-TERM DEBT
  PRINCIPAL REDUCTIONS ON SHORT-TERM DEBT                    0            0
                                                     ----------   ----------
NET CASH PROVIDED (USED) BY FINANCING
 ACTIVITIES                                                  0            0

NET INCREASE (DECREASE) IN CASH                         32,196     (257,867)
CASH AT BEGINNING OF PERIOD                            619,719      651,157
                                                     ----------   ----------
CASH AT END OF PERIOD                                $ 651,915    $ 393,290
                                                     ==========   ==========

                     RADIANT TECHNOLOGY CORPORATION
                PART I FINANCIAL INFORMATION - CONTINUED
               Notes to Condensed Financial Statement for
                              March 31, 1997
                                (UNAUDITED)

ITEM 1 - Notes

1.  Inventories
    -----------

                                                               March
                                                      ----------------------
Inventories are summarized as follows:                   1997        1996
                                                      ----------  ----------
             Raw material                             $ 210,176   $ 269,149
             Work in Process                            329,513     258,987
             Finished Goods                               5,219      13,000
                                                      ----------  ----------
                                                      $ 544,908   $ 541,136

2.  Machinery and Equipment
    -----------------------

Summary of machinery and equipment follows:                    March
                                                      ----------------------
                                                         1997        1996
                                                      ----------  ----------
            Machinery and Equipment                   $ 458,165   $ 287,900
            Office Furniture                             32,953      31,035
            Trucks and Automobiles                       15,050      37,761
            Leasehold Improvements                     * 40,296     125,409
                                                      ----------  ----------
                                                      $ 546,464   $ 482,105
            Less Accumulated Depreciation               (77,862)   (159,293)
                                                      ----------  ----------
            Machinery and Equipment                   $ 468,602   $ 322,812
                                                      ==========  ==========


* Fully depreciated leasehold improvements of $125,409 were written off as a result of being abandoned upon moving to the company's new facility. Additional leasehold improvement costs of $40,296 were generated at the new facility to facilitate production requirements.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operation

     The three month earnings per share on income before the extraordinary item at March 31, 1997 and 1996 was $.05 and $.02, respectively.

     Comparative March shipments were down approximately $150,000 from the March 1996 quarter, a 15% decrease. The manufacturing operations were adversely affected by relocating facilities from Anaheim to Fullerton, California during the months of December and January. Some manufacturing impairment was expected to continue partially into the second quarter as a result of the facility relocation and production equipment "ramp up".

     Comparative profit of $87,525 was generated in the fiscal year 1997 second quarter compared to a profit of $33,953 in the fiscal year 1996 second quarter. Approximately $60,000 accrued for moving expenses in the prior period was utilized for capital equipment and leasehold improvements instead of direct expenses and was removed as an excess accrual.


     The six month earnings per share on income before the extraordinary item at March 31, 1997 and 1996 was $.08 and $.03.

     Comparative March year to date shipments were down approximately $500,000 as a result of disruptions attributed to the move.

     An increase in future shipments is anticipated as a result of the Company's increasing backlog from approximately $1,200,000 in December 31, 1996 to $2,300,000 at March 31, 1997.

     Comparative profit for March 31, 1997 and 1996 was $144,313 and $286,491, respectively. The current year to date profit exceeded the prior year by approximately $50,000 before reorganization and extraordinary items. The increase is primarily attributable to reversing prior period excess accruals related to the move.


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


                              RADIANT TECHNOLOGY CORPORATION
                              ------------------------------
                                         (Registrant)



Dated:      May 1, 1997             /s/ L. R. McNamee
                              ------------------------------
                                    Lawrence R. McNamee
                                    Chairman of the Board,
                                    Chief Operating Officer,
                                    Chief Executive Officer