Form 10-Q
period 1997-06-30
RADIANT TECHNOLOGY CORP
filed 1997-07-23
CIK 310235

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D.C. 20549


                                   FORM 10Q

                     Quarterly Report Under Section 13 or 15 (d)
                       of the Securities Exchange Act of 1934
                         For the Quarter ended June 30, 1997

Commission File Number 0-10125

                           Radiant Technology Corporation
                           ------------------------------
                (Exact name of registrant as specified in its charter)

    California                                                  95-2800355
  --------------                                              --------------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                        identification number)

                    1335 South Acacia Avenue, Fullerton, CA  92831
                    ----------------------------------------------
                  (Address of principal executive offices)(Zip Code)

                                 (714)991-0200
                                 -------------
                 (Registrant's Telephone number, including area code)

                                 Inapplicable
                                 ------------
         (Former name, former address and former fiscal year, if changed since last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X  No
    ---    ---

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, no par value                                     1,867,638
--------------------------                                   -------------
         (Class)                              (Outstanding at June 30, 1997)

                       RADIANT TECHNOLOGY CORPORATION

                                    INDEX



Part I Financial Information........................................Page No.

          Condensed Balance Sheets - June 30, 1997
           and September 30, 1996 (unaudited)..............................3

          Condensed Statement of Operations - Three Months
           Ended June 30, 1997 and 1996 (unaudited)........................4

          Condensed Statement of Cash Flows - Nine Months
           Ended June 30, 1997 (unaudited).................................5

          Condensed Statement of Cash Flows - Three Months
           Ended June 30, 1997 and 1996 (unaudited)........................6

          Notes to Condensed Financial Statements (unaudited)..............7

          Management's Discussion and Analysis of Financial
           Condition and Results of Operation..............................7


Part II Other Information

          Legal Proceedings and Exhibits...................................8

          Signature Page...................................................9

                        RADIANT TECHNOLOGY CORPORATION
                         PART I FINANCIAL INFORMATION

Item 1. Financial Statements


                          Condensed Balance Sheets
                                (Unaudited)

                                  ASSETS
                                  ------

                                                June 30       September 30
                                                   1997               1996
                                              -----------      -----------

Current Assets:
          Cash                                $ 837,536          $ 610,128
          Accounts Receivables - Net            900,643            759,123
          Inventories                           707,880            640,846
          Prepaid Expenses and other
            Current Assets                        2,107              5,900
                                              ---------          ---------
            Total Current Assets              2,448,166          2,015,997

Machinery and Equipment - Net                   468,979            444,446
Other Assets                                     92,645             63,930
                                              ---------          ---------
            Total Assets                     $3,009,790         $2,524,373
                                             ----------         ----------


                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------


Current Liabilities:
         Notes Payables and Current Portion
          Long-Term Debt                        $     0            $     0
         Accounts Payable                       191,526            174,761
         Accrued and other Expenses             949,671            760,612
         Income Taxes Payable                       511                511
                                                -------            -------

         Current Liabilities                  1,141,708            935,884

         Long-Term Debt, Net of Current
          Portion                                     0                  0
                                                -------            -------

         Total Liabilities                    1,141,708            935,884


Stockholders' Equity
         Common Stock, no par value           1,143,008          1,143,008
         Additional Paid-in-Capital
         Retained Earning (deficit)             725,074            445,481
                                                -------            -------

         Total Stockholder's Equity           1,868,082          1,588,489
                                              ---------          ---------
Total Liabilities and
         Stockholders' Equity                $3,009,790         $2,524,373
                                             ----------         ----------


                                    RADIANT TECHNOLOGY CORPORATION
                                PART I FINANCIAL INFORMATION-CONTINUED
                                  CONDENSED STATEMENT OF OPERATIONS
                                              (UNAUDITED)

                                        THREE MONTHS ENDED              NINE MONTHS ENDED
                                             JUNE 30                         JUNE 30
                                      -----------------------        -----------------------
                                      1997               1996        1997               1996
                                      ----               ----        ----               ----


NET SALES                            $1,242,303    $1,207,509       $3,064,251    $3,533,010
COST OF SALES                           897,113       826,496        2,183,387     2,465,532
                                     ----------    ----------       ----------    ----------
GROSS PROFIT                            345,190       381,013          880,864     1,067,478
OTHER OPERATING EXPENSE                 234,205       266,426          685,863       793,202
                                        -------       -------          -------       -------
OPERATIING INCOME (LOSS)                110,985       114,587          195,001       274,276
OTHER INCOME (EXPENSE)                   26,066       (20,000)          86,363       (74,858)
INTEREST EXPENSE                              0             0                0       (10,020)
                                         ------       -------           ------       --------

TOTAL OTHER
INCOME (EXPENSE)                         26,066       (20,000)          86,363       (84,878)
                                         ------       --------          ------       --------

INCOME BEFORE REORGANIZATION
ITEMS AND TAX BENEFITS                  137,051        94,587          281,364       189,398

REORGANIZATION ITEMS
PROVISION FOR BANKRUPTCY CLAIMS
PROFESSIONAL FEES                             0       (31,211)               0       (31,211)
                                        -------       --------         -------       --------

INCOME (LOSS) BEFORE TAX BENEFIT
AND EXTRAORDINARY ITEMS                 137,051        63,376          281,364       158,187

PROVISION (BENEFIT) FOR TAXES FEES        1,771           800            1,771           800
                                        -------        ------          -------       -------

INCOME (LOSS) BEFORE
EXTRAORDINARY ITEM                      135,280        62,576          279,593       157,387

EXTRAORDINARY ITEM:
GAIN (LOSS) ON DEBT EXTINGUISHMENT            0             0                0       223,691
                                        -------        ------          --------      -------

NET INCOME (LOSS)                      $135,280       $62,576         $279,593      $381,078
                                       ========       =======         ========      ========


EARNINGS PER SHARE:
-------------------

INCOME BEFORE REORGANIZATION ITEMS
 REORGANIZATION ITEMS                     $0.07         $0.03            $0.15         $0.08
EXTRAORDINARY ITEM                         0.00          0.00             0.00          0.12
                                          -----         -----            -----         -----
NET INCOME PER SHARE                      $0.07         $0.03             $0.15        $0.20

WEIGHTED AVERAGE
NUMBER OF SHARES
 OUTSTANDING-RESTATED                 1,867,638     1,867,638        1,867,638     1,867,638


                       RADIANT TECHNOLOGY CORPORATION
                   PART I FINANCIAL INFORMATION-CONTINUED
                      CONDENSED STATEMENT OF CASH FLOWS
                                 (UNAUDITED)


                                                      NINE MONTHS ENDED
                                                           June 30
                                                 ---------------------------
                                                 1997                  1996
                                                 ----                  ----


CASH FLOWS FROM OPERATING ACTIVITIES:
 NET INCOME                                  $279,593              $381,078
ADJUSTMENTS TO RECONCILE INCOME BEFORE
EXTRAORDINARY ITEM TO NET CASH PROVIDED
BY OPERATING ACTIVITIES:
 BAD DEBT EXPENSE
 DEPRECIATION AND AMORTIZATION                 75,540                82,351
 INVENTORY WRITEDOWN
 GAIN (LOSS) ON ASSET DISPOSAL
 CHANGES IN ASSETS AND LIABILITIES:
  ACCOUNTS AND NOTES RECEIVABLE              (141,520)               94,809
  INVENTORIES                                 (67,034)              228,673
  PREPAID EXPENSES AND OTHER ASSETS           (24,922)               14,460
  ACCOUNTS PAYABLE                             16,765               (22,935)
  ACCRUED EXPENSES                            189,059              (125,658)
                                              -------              ---------

NET CASH PROVIDED (USED) BY OPERATING
 ACTIVITIES                                   327,481               652,778
                                              -------               -------

CHANGES IN REORGANIZATION ITEMS:
 INCREASE (DECREASE) IN LIABILITIES NOT
  SUBJECT TO COMPROMISE                             0                     0
 INCREASE (DECREASE) IN LIABILITIES
  SUBJECT TO COMPROMISE                             0              (273,400)
                                              -------              ---------

NET CHANGE IN REORGANIZATION ITEMS                  0              (273,400)
                                              -------              ---------

NET CASH PROVIDED (USED) BY
 OPERATING ACTIVITIES                         327,481               379,378
                                              -------               -------

CASH FLOWS FROM INVESTING ACTIVITIES:
 PAYMENTS FOR PURCHASE OF PROPERTY AND
  EQUIPMENT                                  (100,073)              (28,351)

NET INCREASE (DECREASE) IN CASH               227,408               351,027
CASH AT BEGINNING OF PERIOD                   610,128               379,936
                                              -------               -------
CASH AT END OF PERIOD                        $837,536              $730,963

                      RADIANT TECHNOLOGY CORPORATION
                  PART I FINANCIAL INFORMATION-CONTINUED
                    CONDENSED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)



                                                      THREE MONTHS ENDED
                                                            JUNE 30
                                                  --------------------------
                                                  1997                  1996
                                                  ----                  ----


CASH FLOWS FROM OPERATING ACTIVITIES:
 NET INCOME                                   $135,280              $94,586
ADJUSTMENTS TO RECONCILE INCOME BEFORE
EXTRAORDINARY ITEM TO NET CASH PROVIDED
BY OPERATING ACTIVITIES
 BAD DEBT EXPENSE
 DEPRECIATION AND AMORTIZATION                  25,180               16,646
 INVENTORY WRITEDOWN
 GAIN (LOSS) ON ASSET DISPOSAL
 CHANGES IN ASSETS AND LIABILITIES:
  ACCOUNTS AND NOTES RECEIVABLE                  1,133              253,925
  INVENTORIES                                 (162,972)             187,712
  PREPAID EXPENSES AND OTHER ASSETS              3,423                   (8)
  ACCOUNTS PAYABLE                             168,851              (18,041)
  ACCRUED EXPENSES                              40,283             (176,317)
  INCOME TAX PAYABLE                          --------             ---------

NET CASH PROVIDED (USED) BY OPERATING
 ACTIVITIES                                    211,178              358,503
                                               -------              -------

CASH FLOWS FROM INVESTING ACTIVITIES:
 PAYMENTS FOR PURCHASE OF PROPERTY AND
  EQUIPMENT                                    (25,557)             (20,830)

NET INCREASE (DECREASE) IN CASH                185,621              337,673
CASH AT BEGINNING OF PERIOD                    651,915              393,290
                                               -------              -------
CASH AT END OF PERIOD                         $837,536             $730,963

                        RADIANT TECHNOLOGY CORPORATION
                   PART I FINANCIAL INFORMATION - CONTINUED
                   Notes to Condesed Financial Statement for
                                June 30, 1997
                                 (UNAUDITED)


ITEM 1 - Notes

1.  Inventories
    -----------

                                                            June
                                                     --------------------
Inventories are summarized as follows:               1997            1996
                                                   --------        --------


        Raw material                           $  359,902      $  238,149
        Work in Process                           347,978         108,075
        Finished Goods                                  0           7,200
                                                  -------         -------
                                               $  707,880      $  353,424


2.  Machinery and Equipment
    -----------------------

Summary of machinery and equipment follows:                 June
                                                     --------------------
                                                     1997            1996
                                                 --------        --------
        Machinery and Equipment                  $459,953        $293,680
        Office Furniture                           42,148          31,035
        Trucks and Automobiles                     15,050          15,050
        Leasehold Improvements                  *  54,871         125,409
                                                 --------        --------
                                                 $572,022        $465,174
        Less Accumulated Depreciation            (103,043)       (136,834)
                                                 ---------       ---------

        Machinery and Equipment - Net          $  468,979      $  328,340
                                               ==========      ==========


* Fully depreciated leasehold improvements of $125,409 were written off as a result of being abandoned upon moving to the company's new facility. Additional leasehold improvements costs of $54,871 were generated at the new facility to facilitate production requirements.


ITEM 2- Management's Discussion and Analysis of Financial Condition and Results of Operation

        Comparative profit of $135,280 was generated in the fiscal year 1997 third quarter compared to a profit of $62,576 in the fiscal year 1996 third quarter. Cessation of reorganization expenses coupled with interest income earned on investment of excess funds comprised the bulk of the increase.

        The three month earnings per share on income before the extraordinary item at June 30, 1997 and 1996 was $.07 and $.03, respectively.

Comparative June sales were up approximately $35,000 from the June 1996 quarter, a 3% increase.

Comparative profit for the nine months ending June 30, 1997 and 1996 was $279,593 and $381,078, respectively. The current year to date profit exceeded the prior year by approximately $90,000 before reorganization and extraordinary items. Profits on Net Sales before extraordinary items is 9.1 percent for the nine months ending June 30, 1997, compared to 5.3 percent for the comparable period in 1996. The increase in profits are attributable to reversing prior period excess accruals related to a facility move.

The nine month earnings per share on income before the exreaordinary item at June 30, 1997 and 1996 was $.15 and $.08.

Comparative June year to date shipments were down nearly $500,000 from the prior years period as a result of disruptions attributed to the Company's move to new facilities during December and January 1997.



                   RADIANT TECHNOLOGY CORPORATION
                   PART II - OTHER INFORMATION


Item 1.     Legal Proceedings
            -----------------

            None


Item 6.     Reports on 8-K
            --------------

            None

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



                                       RADIANT TECHNOLOGY CORPORATION
                                       ------------------------------
                                                (Registrant)



Dated:        July 18, 1997                         /s/L.R. McNamee
                                               ---------------------------
                                                    Lawrence R. McNamee
                                                    Chairman of the Board,
                                                    Chief Operating Officer,
                                                    Chief Executive Officer