Form 10-K
period 1997-09-30
RADIANT TECHNOLOGY CORP
filed 1997-12-29
CIK 310235

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

                 Annual Report pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For the Fiscal Year ended                              Commission  File  Number
  September 30, 1997                                         0 - 10125

                         Radiant Technology Corporation
                         ------------------------------
           (Exact name of the registrant as specified in its charter)


             California                                     95-2800355
         ----------------                               ------------------
  (State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                       identification number)

              1335 South Acacia Avenue, Fullerton, California 92831
              -----------------------------------------------------
               (Address of principal executive offices)(zip code)

Registrant Telephone Number, including area code:    (714) 991-0200

Securities registered pursuant to section 12 (b) of the act:   None

Securities registered pursuant to section 12 (g) of the Act:   Common
                                            stock, without par value

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X__ No _____

    The aggregate market value of the voting stock held by non-affiliates of the registrant was $446,910 as of December 15, 1997.

    Applicable only to registrants involved in bankruptcy proceedings during the preceding five years: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by section 12, 13, or 15
(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confimed by a court. Yes _X__ No____

    The number of shares of the registrant's common stock, no par value, outstanding as of November 30, 1997 was 1,867,638.

    Documents incorporated by reference. Part III Items 10 through 13 of this Form 10-K are incorporated by reference to the registrant's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 18, 1998.

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                     PART I
                                     ------

ITEM 1   BUSINESS
         --------

PREFACE

        Radiant Technology Corporation completed the most profitable year in its history. Backlog of orders continues to hold up with increase of revenues. Management continues to remain optimistic, in obtaining continued growth in both its revenue and profits.


GENERAL:

        Radiant Technology Corporation (RTC) was incorporated in California in 1972. Its initial public offering (IPO) was in 1979. The Company is engaged in the marketing, design, manufacture and service of highly precision thermal processing systems that are primarily used by manufacturers of electronic componentry. The Company's conveyorized (belt) ovens and furnaces are in demand, worldwide, to meet ever-changing process requirements in the semiconductor packaging, flat panel display, hybrid thick film firing, multichip module, photovoltaic (solar cell) and printed circuit board assembly industries.

        To obtain financial growth and stability the Company concentrates on managing the following key elements of its business:

Technological Leadership: The Company is constantly in contact with its customers soliciting their input for both continued product improvement and new product development. The Company encourages customers anticipating new thermal processing requirements to contact it regarding their new challenges.

Customer Diversity: Customers from different facets of the electronics industry are sought and maintained. As demand for the various manufacturing elements in the electronics high technology industry shifts, RTC works to position itself to be ready to be immediately responsive to changing market emphasis.

Service: The Company concentrates on providing timely, high quality, responsiveness to its customer base. Most service concerns are handled by Phone, FAX or E-mail immediately. Customer Service Engineers, when needed, are dispatched within the day. Internationally, the Company retains Sales/Service representatives, factory trained, to provide the same level of dedication to placing the concerns and needs of the customer first.

MARKETS AND PRODUCTS:

        The Company's near infrared processing systems are principally in demand for the following applications:

SemiConductor Packaging: In recent years, flip chip packaging technology has gained widespread acceptance. RTC provides products for key process steps in this packaging technology. The first process, called wafer bumping, involves a reflow solder process to form the solder balls on all of the input/output (I/O) pads on the wafer. Because of the extremely small geometries involved, this process is best accomplished in a hydrogen atmosphere. RTC offers the S-series high temperature furnace for this application which, when equipped with the hydrogen safety package, provides the high temperature (350(Degree)C) reflow process in a 100% hydrogen atmosphere. The second process, called "chip joining" is a reflow solder process for attaching the flip chip die to the semiconductor package or alternatively to a printed circuit assembly (direct chip attach). RTC offers both a near infrared or forced convection oven for the chip joining or direct chip attach processes. RTC's D-series ovens are suitable for low temperature curing applications such as required for the "under-fill" epoxy dispensed under the die in a flip chip package or curing epoxy glob tops for chip on board requirements.

      For more traditional chip packaging technologies, RTC offers an AG-series furnace designed specifically for the silver-glass die attach process. Silver-glass die attach is an adhesive curing step prior to the wire bonding of the die to the package. A critical thermal profile is required to achieve the proper mechanical and thermal properties of the silver-glass material. Other packaging thermal processes such as final lid sealing (metal or glass) and lead frame embed or pin brazing are easily accomplished in RTC's S- or AG-series furnaces.

Photovoltaics: For well over a decade, RTC has been the major supplier of sintering furnaces used by photocell manufacturers for firing metallized inks to form the front-side contacts and the back-side fields on the individual solar cells. The product ideally suited for sintering of the metallized inks is our C-series furnace. In recent years, existing RTC customers have been experimenting with using a modified version of our S-series furnace for phosphorus diffusion which is the first thermal process in the manufacture of solar cells. This process had previously been accomplished in batch mode in a tube furnace. An extremely precise thermal process is required for phosphorus diffusion because this step ultimately determines the cell's efficiency in generating power when exposed to sunlight.

Flat Panel Display: While the flat panel display market has been around for several years primarily in Japan, it is a relatively new market for US equipment manufacturers. RTC has developed in close cooperation with a flat panel manufacturer, one of the first US built system for processing large glass panels. The RTC furnace can handle glass panels up to 58 inches wide. In addition to the challenges of achieving uniform heating over the entire panel, there were unique mechanical challenges for handling the large glass panels while loading and unloading the furnace.

Printed Circuit Board: RTC offers both infrared and forced convection heating technology for printed circuit board assembly. These low temperature ovens are used for mass reflow soldering of surface mount components to a printed circuit assembly after the solder paste has been screened onto the assembly and the various components have been placed into proper position.

Hybrid Thick Film: Hybrid thick film technology involves the firing of various types of inks screen printed on ceramic substrates to form conductors, and resistors. The thick film materials commonly referred to as inks consist of mixtures of metal, glass and/or ceramic powders dispersed in organic vehicles or solutions of polymers in solvents. Precise thermal profiles are required to achieve the desired resistor value, or electrical properties of the conductors. RTC offers the TF-series furnace for firing thick film inks in air, and the TFA-series for firing thick film materials in a controlled, inert atmosphere having a low oxygen content.

Multichip Modules: Multichip module technology is an emerging packaging technology. All RTC products can be used in some combination to manufacture a multichip module (or package). A unique requirement exists in the manufacture of a MCM-D structure which is a thin film laminate structure whose inter-layer adhesion is critically dependant on multiple pass curing steps. RTC has developed an intelligent curing oven for just this purpose where integrated sensors, through feed back mechanisms, control the curing process in real-time.

        All systems use P.C.'s to provide appropriate man/machine interface with embedded microprocessors achieving precise control of thermal operations. Such functions as power, temperature, belt speed, process gas measurement, profiling, maintenance requirements, data logging, local and remote communications diagnostics and operation, and computer integrated manufacturing with SECS/GEM interface are available.

        The nature and high intensity of the infrared heat produced in the Company's furnaces permits a high rate of heat absorption by the electronic parts processed through them, making them more adaptable to the exacting tolerances and high-speed heating requirements of certain industrial users. Since these ovens and furnaces can be brought up to operating temperatures in a shorter time span, operating at a faster conveyor belt speed, require less floor space and use less electric energy, operating costs are significantly lower than for conventional ovens and furnaces.

MARKETING, SALES AND CUSTOMERS

        The Company sells its products throughout the world, primarily to organizations engaged in the manufacture of electronic components and assemblies. RTC maintains direct sales offices in the United States. Internationally the Company is represented through independent sales/service organizations. Distribution of sales in the past three years are:


Regions                                  1997           1996           1995
-------                                  ----           ----           ----

NAFTA including USA                   $2,975,533      $3,322,875      $2,778,703
Pacific Rim                              616,860         538,100       1,037,400
Europe                                   819,631         311,600         207,100
                                      ----------      ----------      ----------
        TOTAL                         $4,412,024      $4,172,575      $4,023,203


        Customers evaluate furnace vendors on their technological leadership resulting in high process yield of material produced. This primary benefit combined with high up time, low meantime between failure, MTBF, quick reliable service and spare parts response time combine to produce low cost of equipment ownership.

        One customer, Advanced Micro Devices accounted for nearly 35% of the Company's business in 1997. Dow Chemical accounted for 19% of its business in 1996. No customer contributed over 10% of sales in 1995. There is rarely a consistent repeatability of the same customer from year to year. This is due to the cyclical nature of customers' need for new capital equipment.

        The Company does not experience a seasonal demand for its product. Rather the demand for product, as above, is dependent on the demand for new manufacturing equipment.

BACKLOG

        The Company regards as backlog all signed purchase orders received from customers for delivery at specified dates. At September 30, 1997, the backlog was $1,830,640 vs. $1,394,000 in 1996, and $1,227,400 in 1995. This backlog of orders will be completed over a two to five month period.

        The Company's contracts include cancellation clauses, however, the Company does not generally dispute a timely cancellation provided no significant costs have been incurred at the time of cancellation. The Company has not experienced any material level of cancellations during the past two fiscal years.

RESEARCH AND DEVELOPMENT

        Research and Development expenses are charged to specific product enhancement activities and new product development. RTC's expense of $254,600, in 1997, 5.7% of revenue, is approximately proportional to amounts invested in prior years. In 1996, $264,954 was expended vs. $239,569 in 1995. Sustaining engineering expenses, associated with standard product offerings, are chargeable against present contractual activities.

COMPETITION

        The Company confronts competition from three primary domestic companies:
BTU International, Lindberg (Division of General Signal), and Sierra-Therm. There are numerous other competitors both domestically and internationally.

        The Company believes that it presently is one of the principal manufacturers of conveyorized, controlled atmosphere, variable speed, high temperature infrared furnaces used in the manufacture of precision, microelectronic circuitry for the semiconductor, solar cell, hybrid micro circuits and general electronic industries; that the competitive environment in the market for ovens and furnaces is based on superior technology, design and delivery and cost of ownership over initial purchase price. The Company believes that its higher temperature near infrared products are more technologically advanced than that of the conventional products of its competitors. The Company has patents issued and pending covering the basic technology involved in the principal markets. See "Patents" below.

MATERIAL

        The Company purchases raw materials, mechanical parts and electronic components. It manufacturers most of its sheet metal and some mechanical and electronic components. Alternative sources of material exist for nearly all parts, components and materials. The Company selected a single source supplier for much of its electronic componentry. The service and quality of these components are high quality. Should this favorable condition degenerate, an alternative supplier can be found but not without initial extra cost expenditures.

PATENTS

        The Company owns a number of current patents on its products issued from 1983 to 1997. Its patents are the result of its creative energies and innovative technology. RTC believes that it must continually work to maintain technological leadership for its customer base. The Company further believes that patents may prove creativity and provide competitive hurdles. However, it is primarily attention to customer service with high quality products, produced in a timely manner, ultimately providing the customer with low cost of ownership that provides the Company its most competitive strength.

        Three important patents related to its infrared furnace and oven products. Patent No. 4,406,944 for devices for Mounting Infrared Lamps in Furnaces is effective for seventeen years beginning September 27, 1983. Patent No. 4,477,718 for Infrared Furnaces with Controlled environment is effective for seventeen years beginning October 16, 1984. Patent No. 4,517,448 for infrared Furnaces with Atmosphere Control Capability is effective for seventeen years beginning May 14, 1985.
                                       6

TRADEMARKS

        The Company registered trademark No. 1425668, "RTC radiant technology corporation", with the United Stated patent and Trademark
Office on January 20,  1987.  The  trademark is in force for twenty years.
The Company registered trademark No. 1556707, "MEZZANINE", with the United States Patent and Trademark Office on September 19, 1989. The trademark is in force for twenty years.


EMPLOYEES

        The Company employed 42 full-time individuals as of November 30, 1997.

WARRANTY

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

GOVERNMENTAL REGULATIONS

        The operations of the Company are subject to various federal and state laws and regulations. Management believes the Company is in substantial compliance with all applicable laws and regulations. The cost of compliance has not been a significant burden to the Company.


ITEM 2.   PROPERTIES
          ----------

        The Company relocated its executive offices and manufacturing facility to a newer and more suitable 25,000 square foot building in the City of Fullerton, CA. It is located in a quality industrial park where expansion may be possible. The move cost approximately $120,000 inclusive of certain leasehold improvements. Ninety thousand dollars was reserved in the prior fiscal year in anticipation of this expense. The move also had the effect of reducing net sales by approximately $400,000 in Fiscal 1997.

        The building is leased for 5 years with an option to renew for an additional 5 years. See Item #10, Notes to financial Statements, for more detail.

ITEM 3.   LEGAL PROCEEDINGS
          -----------------

        There are no legal proceedings pending at the time of this report.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

        The Company held the annual shareholders meeting on July 23, 1997. The following were elected to the Board of Directors:

                             Number of                    Number of
Name                         Votes For                    Votes Withheld
----                         ---------                    --------------

Lawrence R. McNamee           1,417,884                        7,372
Carson T. Richert             1,417,884                        7,372
Joseph S. Romance             1,417,884                        7,372
Peter D. Bundy                1,417,884                        7,372
Robert B. Thompson            1,417,884                        7,372


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


        Year Ended
        September 30
        ------------
                                          1997                     1996
                                    HIGH           LOW      HIGH           LOW
                                    ------------------      ------------------

        1st Quarter              $   .50    $    .125       *           *
        2nd Quarter                  .25         .125       *           *
        3rd Quarter                  .25         .125        .625       .188
        4th Quarter                  .25         .125       1.50        .313

            * No trading in this quarter due to trading suspension relative to the reverse stock split processing as outlined in the reorganization plan.

        Holders of shares of Common Stock are entitled to receive such dividends, if any, as may be declared by the Board of Directors of the Company out of funds legally available therefore and, upon the liquidation, dissolution or winding up of the Company are entitled to share ratably in all net assets available for distribution to such share holders. The Company has never paid any dividends. It is anticipated that all earnings, will be retained for development of working capital to grow the business of the Company and there is no present intention to declare dividends in the foreseeable future. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations".

        SHAREHOLDERS OF RECORD: As of September 30, 1997, the number of recorded holders of the Company's Common Stock was 421.


ITEM 6. SELECTED FINANCIAL DATA
        -----------------------

        The following table summarizes certain selected financial data of the
Company:


Operating Data
(in thousands)                        Year Ended September 30
                           -----------------------------------------------
                            1997       1996       1995       1994       1993
                            ----       ----       ----       ----       ----
Net Sales                  $4,412     $4,173     $4,023     $2,219     $3,916
Income (loss) from
 Continuing Operations        592        222        (85)      (656)       101
Total Assets                4,102      2,524      1,775      1,413      2,041
Long-term  debt                 0          0          0          0          0

Per Share Information
Income(loss) from
 Continuing Operations           .32        .24       (.05)      (.11)      .015
Cash Dividends                  0          0          0          0          0


See Notes to Financial Statements


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITIONS AND RESULTS OF OPERATIONS
        -------------------------------------------------

        Management's Discussion and Analysis of Financial Condition and Results of Operations: below and elsewhere in this Form 10-K includes "forward looking statements" within the meaning of Section 27A of the Securities Act, and is subject to the safe harbor created by that section. Factors that could cause actual results to differ materially from those contained in the forward looking statements include changes in general economic conditions, industry trends, customer requirements, customer capital expenditures and product developments by competitors.

GENERAL

        The Company pioneered the design and application of near infrared high temperature furnaces with the semiconductor manufacturing and electronics assembly markets. RTC products are now principally used by manufacturers of semiconductor packaging, solar cells, flat panel displays, printed circuit boards, hybrid thick film and multichip modules. New and inventive uses of the product line for other applications continue to be discovered.


RESULTS OF OPERATIONS

        Net sales of $4,412,000 increased $239,425 or 6% for the fiscal year ended September 30, 1997 as compared to net sales of $4,173,000 for fiscal 1996. Net sales of $4,173,000 fiscal 1996 increased $149,372 or 4% from the fiscal 1995 level of $4,023,000.

        Fiscal 1997 was the most profitable in the history of the Company. Income before benefit of taxes was $433,812, with the after tax benefit it amounted to $591,812 or $.32 per share. This represents a Return on Equity, from the beginning of the year, of 37%. It compares most favorably with prior 2 years earnings, especially when the adjustment for extraordinary item are eliminated as depicted in the statements of income.

        Cost of Sales was up slightly due primarily to the introduction of a new furnace line and discounts incurred in conjunction with a large order. Selling and G & A costs were kept at moderate levels despite gains in sales and backlog during the reporting fiscal year.

        Interest was booked as income, rather than expense, for the first time in many years. Borrowing is reserved only for short-term requirements.

        Research and Development costs were maintained at the same relevant rate as prior years. These costs are essential to the Company's long term future. A future that can move very quickly in the high technology field.


LIQUIDITY AND CAPITAL RESOURCES

        During 1997, cash increased by $446,476. The Company anticipates that it has sufficient cash to fund planned sales growth in 1998 without any long term borrowing. There may be occasional periods when short-term borrowing will be accommodated, although little of this type of activity is foreseen. Furthermore, the Company anticipates having sufficient cash to purchase planned capital equipment requirements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

        The following are included in this 10-K as exhibits:

        1.     Report of Independent Certified Public Accountants
        2.     Balance sheets as of September 1997 and 1996.
        3. Statement of Operation for the years ended September 30, 1997, 1996, 1995.
        4. Statement of Stockholders Equity for the years ended September 30, 1997, 1996, 1995.
        5. Statement of Cash Flows for the years ended September 30, 1997, 1996, 1995.
        6.     Notes to Financial Statements.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
        ---------------------------------------------------------------

          None.

                                    PART III
                                    --------


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

        The response to this item is incorporated herein by reference to the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on April 16, 1998.


ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

        The response to this item is incorporated herein by reference to the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on April 16, 1998.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

        The response to this item is incorporated herein by reference to the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on April 16, 1998.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          -----------------------------------------------

        The response to this item is incorporated herein by reference to the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on April 16, 1998.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
          ----------------------------------------------------------------

(a)   (1) Financial Statements

           The following financial statements are included in this Form 10-K:
                                                                        Page No.
   1.      Report of independent Certified Public Accountants                 16
   2.      Balance sheets as of September 30, 1997 and 1996                   17
   3.      Statements of Income for the years ended September 30, 1997,       18
           1996 and 1995
   4.      Statements of  Stockholders;  Equity (Deficit) for the years       19
           ended September 30, 1997, 1996 and 1995
   5.      Statements of Cash Flows for the years ended September 30,
           1997, 1996 and 1995                                            20-21
   6.      Notes to Financial Statements                                  22-34

        (2)     Financial Statements Schedules

        None.

        (3)     Exhibits

        Exhibit No.      Description
        -----------      -----------

        3.1 Certificate of Restated Articles of Incorporation incorporated by reference to the Registration Statement of Form S-18 (Registration No. 2-72528-LA) filed on July 14, 1981.

        3.1(a) Certificate of Amendment of Articles of Incorporation incorporated by reference to the Proxy Statement dated January 14, 1986.

        3.1(b) Certificate of Amendment of Articles of Incorporation incorporated by reference to Annual Report on Form 10-K filed January 15, 1990.

        3.2 Restated By-Laws incorporated by reference to the Registration Statement on Form s-18 (Registration No. 2-72528-LA) filed on July 14, 1981.

        3.2(a) Amendment to Bylaws incorporated by reference to Annual Report on Form 10-K filed January 15, 1990.

        4.1 Specimen Certificate of Common Stock incorporated by reference to the Registration Statement on Form S-18 (Registration No. 2-72528-LA) filed on July 14, 1981.

        10.22(a) Amendment No. 1 to Employment Agreement effective as of November 7, 1991 by and between the Company and Lawrence R. McNamee incorporated by reference to Annual Report on Form 10-K filed January 15, 1990.

        10.24 For of Indemnity Agreement incorporated by reference to Annual Report of Form 10-K filed January 15, 1990.

        (b)              Reports on Form 8-K.

                         None.

                                     PART IV
                                     -------




                                   SIGNATURES
                                   ----------

        Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on this behalf by the undersigned, thereunto duly authorized.


Dated:            December  23, 1997

                                                  RADIANT TECHNOLOGY CORPORATION



                                                  By: /s/ Lawrence R. McNamee
                                                  ---------------------------
                                                  Lawrence R. McNamee
                                                  Chairman of the Board



        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons on behalf of the registrant in the capacities and on the dates indicated.


/s/ Lawrence R. McNamee                                  December 23, 1997
-------------------------------------
Lawrence R. McNamee
Chairman of the Board and a Director
(Principal Financial Officer and
 Principal Executive Officer)


/s/ Carson T. Richert                                    December 23, 1997
-------------------------------------
Carson T. Richert
President and a Director


/s/ Robert B. Thompson                                   December 23, 1997
-------------------------------------
Robert B. Thompson
Director

                         RADIANT TECHNOLOGY CORPORATION

                              Financial Statements

                               September 30, 1997

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------




The Board of Directors and Stockholders
Radiant Technology Corporation


We have audited the accompanying balance sheets of Radiant Technology Corporation as of September 30, 1997 and 1996, and the related statements of income, stockholders' equity (deficit) and cash flows for each of the years in the three year period ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Radiant Technology Corporation as of September 30, 1997 and 1996 and the results of its income and its cash flows for each of the three years in the period ended September 30, 1997 in conformity with generally accepted accounting principles.




                                             CACCIAMATTA ACCOUNTANCY CORPORATION



Irvine, California
December 2, 1997
                                       16

                         RADIANT TECHNOLOGY CORPORATION
                                 Balance Sheets

                                                       September 30,
                                           ------------------------------------
                                                 1997                 1996
                                           ---------------      ---------------
                        ASSETS

Current assets:
  Cash and equivalents                      $    1,817,316       $      610,128
  Accounts receivable                              756,505              759,123
  Inventories                                      714,458              640,846
  Deferred taxes                                   170,000                    -
                                            ---------------      ---------------

   Total current assets                          3,458,279            2,010,097

Property and equipment                             573,504              444,445

Other                                               70,222               69,830
                                            ---------------      ---------------

                                            $    4,102,005       $    2,524,372
                                            ===============      ===============



         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                             $    1,000,000       $           -
  Accounts payable                                 168,598              174,760
  Accrued expenses                                 384,722              314,638
  Customer deposits                                368,384              446,485
                                            ---------------      ---------------

    Total current liabilities                    1,921,704              935,883
                                            ---------------      ---------------

Commitments and contingencies                            -                    -

Stockholders' equity:
  Preferred stock                                        -                    -
  Capital stock                                  1,143,008            1,143,008
  Retained earnings                              1,037,293              445,481
                                            ---------------      ---------------

    Total stockholders' equity                   2,180,301            1,588,489
                                            ---------------      ---------------

                                            $    4,102,005       $    2,524,372
                                            ===============      ===============




    The accompanying notes are an integral part of these financial statements.
                                       17



                         RADIANT TECHNOLOGY CORPORATION
                              Statements of Income

                                                            Year Ended September 30,
                                                 ------------------------------------------------
                                                     1997             1996             1995
                                                 --------------   --------------   --------------
Net sales                                        $   4,412,024    $   4,172,575    $   4,023,203

Cost of Sales                                        2,859,096        2,545,246        2,548,852
                                                 --------------   --------------   --------------

  Gross profit                                       1,552,928        1,627,329        1,474,351
                                                 --------------   --------------   --------------

Operating expenses:
  Selling, general and administrative                  906,379        1,089,438          885,257
  Research and development                             254,561          264,954          239,569
                                                 --------------   --------------   --------------

  Total operating expenses                           1,160,940        1,354,392        1,124,826
                                                 --------------   --------------   --------------

  Income from operations                               391,988          272,937          349,525

Interest income (expense)                               41,824          (10,020)         (37,231)
                                                 --------------   --------------   --------------

  Income before reorganization expenses, provision
    for income taxes and extraordinary item            433,812          262,917          312,294
                                                 --------------   --------------   --------------

Reorganization expenses:
  Provision for bankruptcy claims                            -                -          373,130
  Professional fees                                          -           40,327           87,395
                                                 --------------   --------------   --------------

                                                             -           40,327          460,525
                                                 --------------   --------------   --------------

  Income (loss) before provision for income taxes
    and extraordinary item                             433,812          222,590         (148,231)

Provision (benefit) for income taxes                  (158,000)             800          (63,400)
                                                 --------------   --------------   --------------

  Income (loss) before extraordinary item              591,812          221,790          (84,831)

Extraordinary item:
  Gain on extinguishment of debt (net of taxes
    of $64,200 in 1995)                                      -          223,691          632,849
                                                 --------------   --------------   --------------

Net income                                       $     591,812    $     445,481    $     548,018
                                                 ==============   ==============   ==============

Income (loss) per share:
  Before extraordinary item                      $        0.32    $        0.18    $       (0.44)
  Extraordinary item                                       -               0.19             3.32
                                                 --------------   --------------   --------------
  Net income                                     $        0.32    $        0.37    $        2.88
                                                 ==============   ==============   ==============

Weighted average number of
     common shares outstanding                       1,867,638        1,209,405          190,409
                                                 ==============   ==============   ==============


   The accompanying notes are an integral part of these financial statements.



                         RADIANT TECHNOLOGY CORPORATION
                  Statements of Stockholders' Equity (Deficit)
                  Years Ended September 30, 1997, 1996 and 1995


                                                                      (Accumulated
                                                                        Deficit)     Stockholders'
                                                Capital Stock           Retained         Equity
                                          --------------------------
                                             Shares       Amount        Earnings       (Deficit)
                                          ------------ ------------- --------------- ---------------
Balance, September 30, 1994                   190,409  $  2,981,195   $ (3,032,342)    $    (51,147)

   Net loss                                         -             -         548,018         548,018
                                          ------------ ------------- --------------- ---------------

Balance, September 30, 1995                   190,409     2,981,195      (2,484,324)        496,871

   Issuance of shares -
     Bankruptcy reorganization
        McNamee loan                          380,818       175,051               -         175,051
        Operation Phoenix loan                571,227       229,172               -         229,172
        Creditors and original shareholders   380,818         3,900               -           3,900
        Employees                             380,818        13,709               -          13,709
     Other                                     90,750        36,300               -          36,300

   Repurchase of shares                      (127,202)      (38,989)              -         (38,989)

   Application of fresh start accounting            -    (2,257,330)      2,484,324         226,994

   Net income                                       -             -         445,481         445,481
                                          ------------ ------------- --------------- ---------------

Balance, September 30, 1996                 1,867,638     1,143,008         445,481       1,588,489

   Net income                                       -             -         591,812         591,812
                                          ------------ ------------- --------------- ---------------


Balance, September 30, 1997                 1,867,638  $  1,143,008   $   1,037,293   $   2,180,301
                                          ============ ============= =============== ===============




   The accompanying notes are an integral part of these financial statements.


                         RADIANT TECHNOLOGY CORPORATION
                            Statements of Cash Flows

                                                           Year Ended September 30,
                                                  --------------------------------------------
                                                      1997           1996           1995
                                                  -------------- -------------- --------------
Cash flows from operating activities:
  Net income                                       $    591,812   $    445,481   $    548,018
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Gain on forgiveness of debt                               -       (223,691)      (632,849)
    Issuance of stock for compensation                        -         13,709              -
    Bad debt expense                                     17,800         55,000         23,500
    Depreciation and amortization                       118,924        100,236        131,422
    Inventory obsolescence                               15,000         53,000              -
  Changes in assets and liabilities:
    (Increase) decrease in:
      Accounts receivable                               (15,182)      (201,539)      (296,271)
      Inventory                                         (88,612)      (111,749)       (84,897)
      Deferred taxes                                   (170,000)             -              -
      Prepaid and other assets                           (9,087)         9,398         22,825
    Increase (decrease) in:
      Accounts payable                                   (6,162)       128,126              -
      Accrued expenses                                   70,084        (28,223)             -
      Customer deposits                                 (78,101)       235,400              -
                                                  -------------- -------------- --------------

    Net cash provided (used) by operating
        activities before reorganization items          446,476        475,148       (288,252)
                                                  -------------- -------------- --------------

  Changes in reorganization items:
    Increase (decrease) in liabilities:
       Not subject to compromise                              -              -        446,985
       Subject to compromise                                  -        (45,809)             -
                                                  -------------- -------------- --------------

  Net change in reorganization items                          -        (45,809)       446,985
                                                  -------------- -------------- --------------

  Net cash provided (used) by
  operating activities                                  446,476        429,339        158,733
                                                  -------------- -------------- --------------

Cash flows from investing activities:
  Capital expenditures                                 (239,288)      (160,158)       (48,183)
                                                  -------------- -------------- --------------



  The accompanying notes are an integral part of these financial statements.


                                                                                               (continued)
                                       20





                         RADIANT TECHNOLOGY CORPORATION
                      Statements of Cash Flows (continued)


                                                           Year Ended September 30,
                                                  --------------------------------------------
                                                      1997           1996           1995
                                                  -------------- -------------- --------------

Cash flows from financing activities:

   Repurchase of common stock                      $        -       $    (38,989)  $         -
   Borrowing on line of credit                        1,000,000              -               -
                                                  --------------   --------------  --------------

    Net cash provided (used) by
        financing activities                          1,000,000          (38,989)            -
                                                  --------------   --------------  --------------

    Net increase in cash                              1,207,188          230,192         110,550

Cash and cash equivalents, beginning of year            610,128          379,936         269,386
                                                  --------------   --------------  --------------

Cash and cash equivalents, end of year            $   1,817,316     $    610,128   $     379,936
                                                  ==============   ==============  ==============

Supplemental disclosures of cash flow information and non-cash investing and financing activities:

                                                  1997             1996            1995
                                              --------------   --------------  --------------
Cash paid during the year for:
       Interest                                $         -      $       -      $         -
       Income taxes                            $         800    $       800    $      13,369



In 1996, as part of the bankruptcy plan, debt and accrued interest of $406,223 and payables of $3,900 were retired through the issuance of common stock.

In 1996, the Company issued common shares with a value of $36,309 to purchase accounts receivable originally seized by Bank of America during the bankruptcy proceedings.

Upon emergence from bankruptcy the Company applied fresh-start accounting, resulting in an increase in fixed assets and patents, the elimination of accumulated deficit and a reduction in the capital stock as follows:

             Fixed assets                            $    176,994
             Patents                                       50,000
             Capital stock                              2,257,330
             Retained Earnings                         (2,484,324)
                                                     -------------
                                                     $        -
                                                     =============


  The accompanying notes are an integral part of these financial statements.

                         RADIANT TECHNOLOGY CORPORATION
                               SEPTEMBER 30, 1997


1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------

     Nature of Operations
     --------------------

     Radiant Technology Corporation (the "Company") is engaged in the manufacturing and marketing of infrared conveyorized ovens and furnaces used by the microcircuit manufacturing industry.

     All of the Company's operations are located in California. Sales to entities located outside the United States are as follows:

                                  1997              1996              1995
                              --------------    --------------    --------------

       Pacific Rim countries  $     616,860     $     538,100     $   1,037,400
       European countries           819,631           311,600           207,100
       NAFTA countries               52,500           215,900           328,200
                              --------------    --------------    --------------
                              $   1,488,991     $   1,065,600     $   1,572,700
                              ==============    ==============    ==============


     Revenue recognition
     -------------------

     The Company recognizes revenue from product sales upon shipment.

     Cash and cash equivalents
     -------------------------

     For purposes of the statement of cash flows, cash equivalents include time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

     Accounts receivable and sales returns
     -------------------------------------

     The allowance for doubtful accounts and sales returns includes management's estimate of the amount expected to be lost on specific accounts and for losses on other as yet unidentified accounts included in accounts receivable. In estimating the allowance component for unidentified losses and returns, management relies on historical experience. The amounts the Company will ultimately realize could differ materially in the near term from the amounts assumed in arriving at the allowance for doubtful accounts and sales returns in the accompanying financial statements.

     Inventories
     -----------

     Inventories include material, direct labor and manufacturing overhead and are reported at the lower of cost (determined on the first-in-first-out method) or market. Allowances for slow moving and obsolete inventory are based on management's estimate of the amount considered obsolete based on specific review of inventory items. In estimating the allowance, management relies on its knowledge of the industry as well as its current inventory levels.

                         RADIANT TECHNOLOGY CORPORATION

--------------------------------------------------------------

     Equipment
     ---------

     Equipment is stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets or over the lesser of the term of the lease or the estimated useful life for leasehold improvements.

     Maintenance and repairs are expensed as incurred while renewals and betterments are capitalized. Upon the sale or retirement of equipment, the accounts are relieved of the cost and the related accumulated depreciation and amortization, and any resulting gain or loss is included in operations.


     Software development costs
     --------------------------

     The Company capitalizes internal software development costs in accordance with Statement of Financial Accounting Standards No. 86. The capitalization of these costs begins when a product's technological feasibility has been established and ends when the product is available for general release to customers. The Company uses the working model approach to establish technological feasibility. Amortization is computed on an individual product group on the straight-line method over the estimated economic life of the product. Currently, the Company is using an estimated economic life of three years for all capitalized software costs. Amortization expense was $45,363, $52,794 and $105,591 for 1997, 1996 and 1995, respectively.


     Customer deposits
     -----------------

     The Company often requires a deposit from customers before commencing work on a furnace. It is the Company's policy to record the deposit as a receivable with a corresponding deferred liability at the time the sales order is written. When the deposit is received, the receivable is relieved.


     Income taxes
     ------------

     Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

                         RADIANT TECHNOLOGY CORPORATION

--------------------------------------------------------------

     Earnings per common share
     -------------------------

     Earnings per common share is computed by dividing reported earnings by the weighted average number of common shares outstanding during the respective periods. Common stock equivalents were excluded from the computations of earnings per share because the effect of including such equivalents in the computation would have been anti-dilutive.


     Fair value of financial instruments
     -----------------------------------

     The fair value of financial instruments, consisting principally of notes payable is based on interest rates available to the Company and comparison to quoted prices. The fair value of these financial instruments approximates carrying value.

     Stock based compensation
     ------------------------

     The Company accounts for compensation costs related to employee stock options and other forms of employee stock-based compensation plans in accordance with the requirements of Accounting Principles Board Opinion 25 ("APB 25"). APB 25 requires compensation costs for stock based compensation plans to be recognized based on the difference, if any, between the fair market value of the stock on the date of the grant and the option exercise price. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 123, Accounting for Stock-Based Compensation ("SFAS 123"). SFAS 123 established a fair value-based method of accounting for compensation costs related to stock options and other forms of stock-based compensation plans. However, SFAS 123 allows an entity to continue to measure compensation costs using the principles of APB 25 if certain pro forma disclosures are made. SFAS 123 is effective for fiscal years beginning after December 15, 1995. The Company adopted the provisions of pro forma disclosure requirements of SFAS 123 in fiscal 1997. Options granted to non-employees are recognized at their estimated fair value at the date of grant.

     Use of estimates
     ----------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

     Reclassifications
     -----------------

     Certain items in the 1996 and 1995 financial statements have been reclassified to conform with the 1997 presentation.

                         RADIANT TECHNOLOGY CORPORATION

2.   BANKRUPTCY PROCEEDINGS
---------------------------

     On November 12, 1993 the Company filed petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Central District of California. The Bankruptcy Court confirmed the Plan of Reorganization on August 3, 1995 and the bankruptcy was dismissed on February 20, 1996. The plan called for the following:

     * Existing outstanding common shares at the time of bankruptcy were diluted 30:1. Upon this reverse stock split, the shareholders in this class were given the option to redeem all their new shares for $.20 per share. Shareholders left with five or fewer shares after the reverse split were subject to automatic repurchase.

     * Unsecured general creditors with claims in excess of $300 were given the option to either a) convert to equity by accepting a pro-rata portion of 380,818 shares of common stock or b) accept cash equivalent to 15 percent of their allowed claims. If option a) was selected, the pro-rata share was determined by claims allowed, not by the number of creditors selecting this option. Any of the 380,818 shares not distributed because the creditors elected option b) were distributed to existing shareholders who did not elect to receive cash for their shares. As a result 370,647 shares were distributed to existing shareholders.

     * Unsecured general creditors with claims of $300 or less were paid in full.

     * Lawrence McNamee received 380,818 shares of common stock as payment for his post-petition loan and related accrued interest totaling $177,051.

     * Operation Phoenix, a general partnership consisting of Company employees, received 571,227 shares of common stock as payment for a post-petition loan and related accrued interest totaling $229,172.

     * Employees who agreed to take no wages during the shutdown period and agreed to reduce wages for a period of two years were awarded 380,818 shares of common stock.

     Total debt forgiven was $920,740. The Company accounted for the reorganization using fresh-start reporting. Accordingly all assets and liabilities were restated at the date of dismissal to reflect their reorganization value, which approximates fair value at the date of reorganization. Independent appraisers were used to determine the fair value of assets. The book value of fixed assets were increased by $177,000 and patents by $50,000. Accumulated deficit of $2,484,324 was eliminated with a corresponding net reduction in capital stock.

     While the 1995 financial statement information is presented to satisfy regulatory requirements, this presentation should not be viewed as a continuum because the 1996 and 1997 financial statements are those of a different reporting entity prepared using a different basis of accounting, and therefore, are not comparable to those of prior periods.

                         RADIANT TECHNOLOGY CORPORATION

3.   CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS
-----------------------------------------------------------

     The Company, from time to time, has cash deposits at financial institutions in amounts in excess of federally-insured limits. The Company believes that credit risk related to its cash deposits is limited due to the quality of the financial institutions.

     The Company's customers are located in several geographic markets, primarily in the United States, Europe and Pacific Rim countries and are concentrated within three industries. To minimize the risk of loss, the Company routinely assesses the financial strength of its customers, and may require a substantial downpayment prior to commencing machine production.


     Net accounts receivable by geographic markets are as follows:


                                             1997                 1996
                                        ---------------      ---------------
       United States                         94%                  99%
       European countries                     5%                   1%
       Pacific Rim countries                  1%                    -
       NAFTA countries                         -                    -
                                        ---------------      ---------------
                                             100%                 100%
                                        ===============      ===============




     During 1997, 1996 and 1995, the five largest customers represented 63, 38 and 34 percent of revenues. At September 30, 1997 and 1996 the five largest account receivable balances represented 74 and 95 percent, respectively, of total accounts receivable.


4.   ACCOUNTS RECEIVABLE
-------------------------

                                                1997                 1996
                                           ---------------      ----------------
    Trade receivables                       $     794,005         $     845,123
    Less: allowance for doubtful accounts         (37,500)              (86,000)
                                           ---------------      ----------------

                                            $     756,505         $     759,123
                                           ===============      ================

                         RADIANT TECHNOLOGY CORPORATION

------------------------------------

     Activity relating to the allowance for doubtful accounts and sales returns is as follows:

                                       1997            1996          1995
                                    ----------     -----------    ----------

    Balance at beginning of year    $   86,000     $   31,000     $   7,500

    Provision                           17,800         71,300        45,000

    Write offs                         (66,300)       (16,300)      (21,500)
                                    -----------    -----------    -----------

    Balance at end of year          $   37,500     $   86,000     $   31,000
                                    ===========    ===========    ============


5.   INVENTORIES

                                      1997              1996
                                 ---------------   ---------------
    Raw materials                 $     455,848     $     394,176
    Work in process                     358,610           425,670
                                 ---------------   ---------------

                                        814,458           819,846

Allowance for obsolete inventories     (100,000)         (179,000)
                                 ---------------   ---------------

                                  $     714,458     $     640,846
                                 ===============   ===============


Activity relating to the allowance for obsolete inventories is as follows:


                                  1997              1996              1995
                             ---------------   ---------------   ---------------

Balance at beginning of year  $     179,000     $     126,000     $     348,000

Provision                            15,000            80,000            24,000

Write offs                          (94,000)          (27,000)         (246,000)
                             ---------------   ---------------   ---------------

Balance at end of year        $     100,000     $     179,000     $     126,000
                             ===============   ===============   ===============

                         RADIANT TECHNOLOGY CORPORATION


6.   EQUIPMENT

                                   Life in years        1997           1996
                                   ---------------    ----------    ----------

     Machinery and equipment             7            $ 318,649     $ 288,935
     Office furniture and equipment      7               43,200        31,873
     Leasehold improvements              5               60,867       125,408
     Vehicles                            5               15,050        15,050
     Capitalized computer software       3              273,470       136,090
                                                      ----------    ----------

                                                        711,236       597,356

     Less: accumulated depreciation and amortization   (137,732)     (152,911)
                                                      ----------    ----------

                                                      $ 573,504     $ 444,445
                                                      ==========    ==========

     Leasehold improvements of $125,408, which were fully depreciated, were removed from the Company's books upon moving to a new building in January 1997.

     Depreciation and amortization for 1997 and 1996 was $110,229 and $95,878, respectively.


7.   OTHER ASSETS -
-------------------

                                               1997                1996
                                          ---------------     ---------------

     Deposits                              $    24,430         $    18,288
     Patents, net of amortization
         of $13,053 and $4,358                  36,947              45,642
     Other                                       8,845               5,900
                                          ---------------     ---------------

                                           $    70,222         $    69,830
                                          ===============     ===============


8.   NOTES PAYABLE
------------------

     The Company has a $1,000,000 revolving line of credit, bearing interest at the LIBOR rate plus 2 percent. The line expires in September 1998, but may be renewed at the option of the Company.

                         RADIANT TECHNOLOGY CORPORATION


9.   ACCRUED EXPENSES
---------------------

                                              1997                 1996
                                         ---------------      ---------------

     Payroll and related items             $    143,388         $     77,364
     Commissions                                 52,792               64,973
     Warranties                                 120,000               40,000
     Moving expenses                                  -               90,000
     Other                                       68,542               42,301
                                         ---------------      ---------------
                                           $    384,722         $    314,638
                                         ===============      ===============


10.  COMMITMENTS AND CONTINGENCIES
----------------------------------

     Operating leases
     ----------------

     In November 1996 the Company signed a five year lease on a building in Fullerton, California. Base monthly rent is $10,600 plus common area charges of approximately $2,300 per month. Minimum future lease payments under non-cancellable operating leases for each of the next five years and in the aggregate are:


      Year ending September 30,
           1998                                     $     154,800
           1999                                           155,595
           2000                                           164,340
           2001                                           164,340
           2002                                            51,600
           Thereafter                                           -
                                                  ----------------
                                                    $     690,675
                                                  ================


     Rent expense for 1997, 1996 and 1995 was $147,200, $121,000 and $96,942,
     respectively.


     Environmental matters
     ---------------------

     The Company, like others in similar businesses, is subject to federal, state and local environmental laws and regulations. Although Company environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent regulation could require the Company to make unforeseen environmental expenditures.

                         RADIANT TECHNOLOGY CORPORATION

11.  STOCKHOLDERS' EQUITY
-------------------------

     Preferred stock
     ---------------

     At September 30, 1997 and 1996 there were 5,000,000 authorized shares of preferred stock, of which no shares were issued and outstanding.


     Common stock
     ------------

     The Company has authorized 24,000,000 shares of no par value common stock. At September 30, 1997 and 1996, 1,867,638 shares were issued and outstanding.


     Warrants
     --------

     As a result of a successful private placement, an investment banking firm was issued stock warrants to purchase up to 8,000 shares of the Company's common stock at $12.00 per share The warrants became exercisable on June 30, 1992 and expired in August 1997 without being exercised.


     EMPLOYEE STOCK OPTIONS
     ----------------------

     Incentive and non-statutory option plan
     ---------------------------------------

     The Company adopted an incentive and non-statutory stock option plan which provides for granting options to key employees and officers. Under the plan, options up to 1,000,000 shares may be granted at a price not less than the fair market value of such shares on the date of the grant, and the maximum term of each option may not exceed ten years. With respect to any participant who owns stock possessing more than 10% of the voting rights of the Company's outstanding capital stock, the exercise price of any stock option must not be less than 110% of the fair market value on the date of the grant and the maximum term may not exceed five years.


     Non-statutory director options
     ------------------------------

     On September 30, 1996, the Company granted 20,000 non-statutory options to each of three outside board members. The options vest 50% at September 30, 1996 with the balance vesting at the end of year one, and the options expire three years after vesting. The option price is $.48 per share which was equal to the market price at the date of the grant.

                         RADIANT TECHNOLOGY CORPORATION

-------------------------------------

     Lawrence McNamee
     ----------------

     On January 1, 1991, the Company and its chairman, Lawrence McNamee, executed a one year employment agreement wherein Mr. McNamee was granted six blocks of options totaling 275,350 options which amounted to 10% of the outstanding shares. The option price varied according to the date of the grant. The employment agreement provided that in the event the Company issued any additional (or repurchased existing) shares of common stock (excluding shares issued or issuable pursuant to Mr. McNamee's employment agreement), the number of options issued to Mr. McNamee should be automatically and proportionately adjusted as to preserve the ratio of ten percent of the outstanding common stock. Under certain conditions, Mr. McNamee may be issued additional options in the amount equal to five percent of the outstanding options and warrants excluding those belonging to Mr. McNamee. The exercise price of any additional options issued would be the fair market value of the stock on the date of grant. This adjustment provision of Mr. McNamee's employment agreement is referred to as the "Adjustment" clause. During the year ended September 30, 1996 Mr. McNamee was granted 167,723 options under this adjustment clause, while 248,715 of the original options expired. Option prices range from $.075 to $.375. In fiscal 1997, all of these options expired.

     Mr. McNamee also holds options to acquire 326,666 shares at $.075 per share issued to him in lieu of salary in 1992. These options have no expiration date.


     The following table summarizes shares under option, including options both under the Plan and outside the Plan, for the years ended September 30, 1997 and 1996:

                                                            Weighted
                          Number of         Price           Average
                            Shares        Per Share      Exercise price    Exercisable
                         -------------   -------------   --------------   --------------
October 1, 1995               765,006     $.063-.50          $0.13              765,006
                                                                          ==============

Granted                       227,731       $0.48            $0.48
Exercised                           -
Canceled                     (308,715)    $.063-.50          $0.10
                         -------------   -------------   --------------


September 30, 1996            684,022     $.063-.50          $0.25              624,014
                         -----------------------------   --------------   ==============

Granted                        50,000       $0.48            $0.48
Exercised                           -
Canceled                     (234,356)    $.075-.50          $0.44
                         -------------   -------------   --------------

September 30, 1997            499,666     $.063-.48          $0.19              419,666
                         =============   =============   ==============   ==============


                         RADIANT TECHNOLOGY CORPORATION

-------------------------------------

     Stock options (continued)
     -------------------------

     The following information applies to employee options outstanding at September 30, 1997:

                                               Outstanding
                          ------------------------------------------------------
                                             Weighted Average        Weighted
                                                 Remaining           Average
           Range of         Number of           Contractual          Exercise
           exercise prices    Shares           Life (Years)           Price
        ----------------  ---------------    ------------------    -------------
            $0.063                18,000             2                   $0.06
            $0.075               326,666             5                   $0.08
          $0.313 - .375           45,000             1                   $0.33
            $0.48                110,000             3                   $0.48
                          ---------------                          -------------
                                 499,666                                 $0.19
                          ===============                          =============


     Statement of Financial Accounting Standards 123, "Accounting for Stock-Based Compensation", encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

     Had compensation cost for the plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net income and earnings per share would have been:

                                                1997                1996
                                           ---------------     ---------------
      Net income
         As reported                         $    591,812        $    445,481
         Pro forma                           $    543,759        $    406,178

      Primary earnings per share
         As reported                         $       0.32        $       0.37
         Pro forma                           $       0.29        $       0.34

                         RADIANT TECHNOLOGY CORPORATION

-------------------------------------

     Stock options (continued)
     -------------------------

     These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before 1996. In addition, potential deferred tax benefits of approximately $19,200 and $15,700 in 1997 and 1996, respectively, have not been reflected in the pro forma amounts due to the uncertainty of realizing any benefit. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 1997 and 1996:

          Expected life (years)                       4
          Risk-free interest rate                  6.00%
          Volatility                                100%
          Expected dividends                        None


     The weighted fair value of options granted during the years ended September 30, 1997 and 1996 for which the exercise price approximated the market price on the grant date was $.48.


12.  INCOME TAXES
-----------------

     Income tax expense (benefit) consisted of the following:

                                   1997              1996             1995
                               ------------     -------------    -------------

      Current tax expense       $   12,000       $       800      $   (63,400)
      Deferred tax benefit        (170,000)                -                -
                               ------------     -------------    -------------
                                $ (158,000)      $       800      $   (63,400)
                               ============     =============    =============

                         RADIANT TECHNOLOGY CORPORATION

-----------------------------

     Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax income from continuing operations in 1997, 1996 and 1995 as a result of the following:

                                                   1997          1996           1995
                                               -------------  ------------   ------------
    Continuing operations:
       Federal expected tax expense            $    147,000   $    68,600    $   (50,400)
       State expected tax expense                    40,000        20,700        (13,000)
       Inventory allowance                          (32,000)            -              -
       Accounts receivable allowance                (19,000)            -              -
       Moving expense accrual                       (36,000)            -              -
       Depreciation timing differences               14,000             -              -
       Deferred tax valuation allowance            (170,000)            -              -
       Use of NOL carryforwards - federal           (88,000)      (68,600)             -
       Use of NOL carryforwards - state             (14,000)      (19,900)             -
                                               -------------  ------------   ------------
                                                   (158,000)          800        (63,400)
                                               -------------  ------------   ------------
    Extraordinary item:
       Federal                                            -        69,000        215,200
       California                                         -        20,800         58,900
       Benefit of NOL carryforward                        -       (89,800)      (274,100)
                                               -------------  ------------   ------------

    Income tax expense (benefit)               $   (158,000)  $       800    $   (63,400)
                                               =============  ============   ============


     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at September 30, 1997 and 1996 are as follows:


                                               1997                 1996
                                          ---------------      ---------------

     Net operating loss carryforwards      $     520,000        $     687,990
     Allowance for slow moving inventories        34,000               61,000
     Allowance for doubtful accounts              15,000               29,000
     Other                                      (106,000)             (90,000)
                                          ---------------      ---------------

     Deferred tax assets                         463,000              687,990

     Less valuation allowance                   (293,000)            (687,990)
                                          ---------------      ---------------

     Net deferred tax asset                $     170,000        $         -
                                          ===============      ===============

                         RADIANT TECHNOLOGY CORPORATION

-----------------------------

     During the year the Company reduced the valuation allowance to reflect the deferred tax assets utilized in fiscal 1997 to reduce current income taxes of $102,000 and to recognize a deferred tax asset of $170,000 at September 30, 1997. The recognized deferred tax asset is based upon expected utilization of the net operating loss carryforwards and reversal of certain temporary differences. The ultimate realization of the deferred tax asset will require aggregate taxable income of approximately $1,523,000 in future years.


     At September 30, 1997, the Company had net operating loss carryforwards for federal income tax purposes expiring as follows:

              2005                                 $   250,066
              2007                                     651,993
              2009                                     620,976
                                                 --------------

                                                   $ 1,523,035
                                                 ==============


     Federal investment credit and other general business credit carryforwards total $35,600 and $105,500, respectively, and expire at various dates through 2003.


13.  EMPLOYEE BENEFIT PLAN
--------------------------

     The Company's 401(k) plan was re-activated during fiscal 1996. All employees are eligible as long as they are 21 years of age and have completed one year of employment. The plan provides for Contributions by the Company in such amounts as management may determine. No expense was charged to operations in 1997 or 1996.