Form 10-Q
period 1997-12-31
RADIANT TECHNOLOGY CORP
filed 1998-02-09
CIK 310235

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D. C. 20549


                                    FORM 10Q

               Quarterly Report Under Section 13 or 15 (d) of the
                 Securities Exchange Act of 1934 For the Quarter
                             ended December 31, 1997

Commission File Number 0-10125

                         Radiant Technology Corporation
                         ------------------------------
             (Exact name of registrant as specified in its charter)

     California                                                 95-2800355
----------------------                                    --------------------
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

Yes  X     No
    ---       ---

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, no par value                                 1,867,638
--------------------------                          ----------------------
        (Class)                               (Outstanding at December 31, 1997)

                         RADIANT TECHNOLOGY CORPORATION

                                      INDEX



Part I Financial Information:...........................................Page No.

        Condensed Balance Sheets- December 31,  1997
          and September 30, 1997 (unaudited)...................................3

        Condensed Statement of Operations - Three Months
          Ended  December 31, 1997 and 1996 (unaudited)........................4

        Condensed Statement of Cash Flows - Three Months
          Ended December 31, 1997 and 1996 (unaudited).........................5

        Notes to Condensed Financial Statements (unaudited)....................6

        Management's Discussion and Analysis of Financial
          Condition and Results of Operation...................................6


Part II Other Information

        Legal Proceedings and Exhibits.........................................6

        Signature Page.........................................................7

                         RADIANT TECHNOLOGY CORPORATION
                          PART I FINANCIAL INFORMATION

Item 1. Financial Statements

                            Condensed Balance Sheets
                                  (Unaudited)

                                     ASSETS




                                               December 31         September 30
                                                     1997                 1997
                                             --------------       --------------
Current Assets:
        Cash                                  $ 1,856,960          $ 1,817,316
        Accounts Receivables - Net              1,114,714              756,505
        Inventories                               850,143              714,458
        Prepaid Expenses and other
           Current Assets                         170,000              170,000
                                              ------------         ------------
           Total Current Assets                 3,991,817            3,458,279

   Machinery and Equipment - Net                  593,605              573,504
   Other Assets                                    73,204               70,222
                                              ------------         ------------

        Total Assets                           $4,658,626           $4,102,005
                                              ------------         ------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
        Notes Payable                         $ 1,000,000          $ 1,000,000
        Accounts Payable                          191,571              168,598
        Accrued Expenses                          387,799              384,722
        Customer Deposits                         764,527              368,384
        Income Tax Payable                         12,502                    0
                                              ------------         ------------

        Total Liabilities                       2,356,399            1,921,704


Stockholders' Equity
        Common Stock, no par value              1,143,008            1,143,008
         Retained Earnings                      1,159,219            1,037,293
                                              ------------         ------------

        Total Stockholders' Equity              2,302,227            2,180,301
                                              ------------         ------------
Total Liabilities and
        Stockholders' Equity                   $4,658,626           $4,102,005
                                              ============         ============

                         RADIANT TECHNOLOGY CORPORATION
                     PART I FINANCIAL INFORMATION-CONTINUED
                        CONDENSED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                               THREE MONTHS ENDED
                                                   DECEMBER 31
                                            1997                  1996
                                       ---------             ---------

NET SALES                            $ 1,094,566             $ 949,500
COST OF SALES                            684,760               706,665
                                     ------------            ----------

GROSS PROFIT                             409,806               242,835
OPERATING EXPENSE                        288,413               186,293
                                     ------------            ----------

OPERATING INCOME                         121,393                56,542

OTHER INCOME - INTEREST                   13,035                   246
                                     ------------            ----------

INCOME BEFORE
PROVISION FOR TAXES                      134,428                56,788

PROVISION FOR TAXES                       12,502                     0
                                     ------------            ----------


NET INCOME                            $  121,926             $  56,788
                                     ============            ==========

EARNINGS PER SHARE:
-------------------
NET INCOME PER SHARE                       $0.07                 $0.03

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING-RESTATED          1,867,638             1,867,638

                         RADIANT TECHNOLOGY CORPORATION
                     PART I FINANCIAL INFORMATION-CONTINUED
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)



                                                          THREE MONTHS ENDED
                                                              December 31

                                                      -------------------------
                                                         1997              1996
                                                         ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 NET INCOME                                          $121,926         $  56,788
ADJUSTMENTS TO RECONCILE INCOME BEFORE
EXTRAORDINARY ITEM TO NET CASH PROVIDED
BY OPERATING ACTIVITIES:
   DEPRECIATION AND AMORTIZATION                       28,271            25,180
   CHANGES IN ASSETS AND LIABILITIES:
     ACCOUNTS RECEIVABLE                             (358,209)         (127,896)
     INVENTORIES                                     (135,685)          110,386
     PREPAID EXPENSES & OTHER ASSETS                   (2,982)          (31,688)
     ACCOUNTS PAYABLE                                  22,973          (118,008)
     ACCRUED EXPENSES                                   3,077           104,925
     CUSTOMER DEPOSITS                                396,143
     INCOME TAX PAYABLE                                12,502                 0
                                                    ----------        ----------

NET CASH PROVIDED BY OPERATING
 ACTIVITIES                                            88,016            19,687


CASH FLOWS FROM INVESTING ACTIVITIES:
 PAYMENTS FOR PURCHASE OF PROPERTY AND
 EQUIPMENT                                            (48,372)          (10,096)
                                                    ----------        ----------

NET INCREASE IN CASH                                   39,644             9,591
CASH AT BEGINNING OF PERIOD                         1,817,316           610,128
                                                    ----------        ----------

CASH AT END OF PERIOD                              $1,856,960        $  619,719
                                                   ===========       ===========

                         RADIANT TECHNOLOGY CORPORATION
                    PART I FINANCIAL INFORMATION - CONTINUED
                   Notes to Condensed Financial Statement for
                                December 31, 1997
                                   (UNAUDITED)

ITEM 1 - Notes

1.   General
     -------

        The accompanying unaudited consolidated financial statements of Radiant Technology Corporation (the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended September 30, 1997.

        In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for the fair presentation have been included. Operating results for interim periods are not necessarily indicative of results expected for a full year.


ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operation

        All statements, other than statements of historical fact, included in this Form 10-Q are, or may be deemed to be, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve assumptions, known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, statements contained in this Form 10-Q.


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


                                               RADIANT TECHNOLOGY CORPORATION
                                               ------------------------------
                                                        (Registrant)



Dated:February 6, 1998                                     /s/ L. R. McNamee
                                               -------------------------------
                                                       Lawrence R. McNamee
                                                       Chairman of the Board,
                                                       Chief Operating Officer,
                                                       Chief Executive Officer