Form 10-Q
period 1998-03-31
RADIANT TECHNOLOGY CORP
filed 1998-04-16
CIK 310235

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D. C. 20549


                                    FORM 10Q

                   Quarterly Report Under Section 13 or 15 (d)
                     Of the Securities Exchange Act of 1934
                      For the Quarter ended March 31, 1998

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

                  1335 South Acacia Avenue, Fullerton, CA 92831
                  ---------------------------------------------
               (Address of principal executive offices)(Zip Code)

                                (714) 991 - 0200
                                ----------------
              (Registrant's Telephone number, including area code)


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

Yes  X     No
   -----      -----

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, no par value                                       1,867,638
--------------------------                                ----------------------
        (Class)                                  (Outstanding at March 31, 1998)

                         RADIANT TECHNOLOGY CORPORATION

                                      INDEX



Part I Financial Information:...........................................Page No.

         Condensed Balance Sheets- March 31, 1998
           and September 30, 1997 (unaudited).................................3

         Condensed Statement of Operations - Three Months
           Ended March 31, 1998 and 1997 (unaudited)..........................4

         Condensed Statement of Cash Flows - Six Months
           Ended March 31, 1998 and 1997 (unaudited)..........................5

         Condensed Statement of Cash Flows - Three Months
           Ended March 31, 1998 and 1997 (unaudited)..........................6

         Notes to Condensed Financial Statements (unaudited)..................7

         Management's Discussion and Analysis of Financial
          Condition and Results of Operation..................................7


Part II Other Information

         Legal Proceedings and Exhibits.......................................8

         Signature Page.......................................................9

                         RADIANT TECHNOLOGY CORPORATION
                          PART I FINANCIAL INFORMATION

Item 1. Financial Statements

                            Condensed Balance Sheets
                                   (Unaudited)

                                     ASSETS
                                     ------




                                                                                March 31            September 30
                                                                                    1998                    1997
                                                                           ---------------        ---------------
Current Assets:
         Cash                                                              $    1,541,708         $    1,817,316
         Accounts Receivables - Net                                               824,919                756,505
         Inventories                                                              818,325                714,458
         Prepaid Expenses and other
            Current Assets                                                        170,000                170,000
                                                                           ---------------        ---------------

            Total Current Assets                                                3,354,952              3,458,279

   Machinery and Equipment - Net                                                  571,370                573,504
   Other Assets                                                                    83,353                 70,222
                                                                           ---------------        ---------------

         Total Assets                                                      $    4,009,675         $    4,102,005
                                                                           ===============        ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
         Notes Payable                                                     $      850,000         $    1,000,000
         Accounts Payable                                                         108,933                168,598
         Accrued Expenses                                                         336,639                384,722
         Customer Deposits                                                        200,607                368,384
         Income Tax Payable                                                        30,988                      0
                                                                           ---------------        ---------------

         Total Liabilities                                                      1,527,167              1,921,704
                                                                           ---------------        ---------------



Stockholders' Equity
         Common Stock, no par value                                             1,143,008              1,143,008
          Retained Earnings                                                     1,339,500              1,037,293
                                                                           ---------------        ---------------

         Total Stockholders' Equity                                             2,482,508              2,180,301
                                                                           ---------------        ---------------
Total Liabilities and
         Stockholders' Equity                                              $    4,009,675         $    4,102,005
                                                                           ===============        ===============


                         RADIANT TECHNOLOGY CORPORATION
                     PART I FINANCIAL INFORMATION-CONTINUED

                          Condensed statement of income
                                   (unaudited)

                                                 THREE MONTHS ENDED                            SIX MONTHS ENDED
                                                    MARCH 31                                       MARCH 31
                                       ---------------------------------              -----------------------------------
                                            1998                 1997                      1998                1997
                                            ----                 ----                      ----                ----




NET SALES                              $ 1,297,331          $   872,448               $ 2,391,897            $ 1,821,948
COST OF SALES                              759,207              579,609                 1,443,967              1,286,274
                                       ------------         ------------              ------------           ------------
GROSS PROFIT                               538,124              292,839                   947,930                535,674
OPERATING EXPENSES                         348,654              265,365                   637,067                451,658
                                       ------------         ------------              ------------           ------------
OPERATING INCOME                           189,470               27,474                   310,863                 84,016

OTHER INCOME  - INTEREST                     9,297               60,051                    22,332                 60,297
                                       ------------         ------------              ------------           ------------

INCOME BEFORE PROVISION
 FOR TAXES                                 198,767               87,525                   333,195                144,313

PROVISION FOR TAXES                         18,486                    0                    30,988                      0
                                       ------------         ------------              ------------           ------------

NET INCOME                             $   180,281          $    87,525               $   302,207            $   144,313
                                       ============         ============              ============           ============

EARNINGS PER SHARE:

NET INCOME PER SHARE                         $0.10                $0.05                     $0.17                  $0.08

WEIGHTED AVERAGE
NUMBER OF SHARES
   OUTSTANDING-RESTATED                  1,867,638            1,867,638                 1,867,638              1,867,638





                         RADIANT TECHNOLOGY CORPORATION
                     PART I FINANCIAL INFORMATION-CONTINUED
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                    THREE MONTHS ENDED
                                                                         March 31
                                                            --------------------------------
                                                                 1998                 1997
                                                                 ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME                                               $  180,281           $   87,525
ADJUSTMENTS TO RECONCILE INCOME TO NET
CASH PROVIDED BY OPERATING ACTIVITIES:
   DEPRECIATION AND AMORTIZATION                                28,271               25,180
   CHANGES IN ASSETS AND LIABILITIES:
     ACCOUNTS  RECEIVABLE                                      289,795              (14,757)
     INVENTORIES                                                31,818              (14,448)
     PREPAID EXPENSES & OTHER ASSETS                           (16,185)               3,343
     ACCOUNTS PAYABLE                                          (82,638)             (34,078)
     ACCRUED EXPENSES                                          (51,160)              43,851
     CUSTOMER DEPOSITS                                        (563,920)                   0
     INCOME TAX PAYABLE                                         18,486                    0
                                                            -----------          -----------
NET CASH PROVIDED (USED) BY OPERATING
 ACTIVITIES                                                   (165,252)              96,616
                                                            -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   PAYMENTS FOR PURCHASE OF PROPERTY AND
    EQUIPMENT                                                        0              (64,420)
                                                            -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  PRINCIPAL REDUCTIONS ON SHORT-TERM DEBT                     (150,000)                   0
                                                            -----------          -----------


NET INCREASE (DECREASE) IN CASH                               (315,252)              32,196
CASH AT BEGINNING OF PERIOD                                  1,856,960              619,719
                                                           ------------          -----------

CASH AT END OF PERIOD                                      $ 1,541,708           $  651,915
                                                           ============          ===========




                         RADIANT TECHNOLOGY CORPORATION
                     PART I FINANCIAL INFORMATION-CONTINUED
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                  SIX MONTHS ENDED
                                                                      March 31
                                                         ---------------------------------------
                                                              1998                       1997
                                                              ----                       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME                                            $   302,207                $   144,313
ADJUSTMENTS TO RECONCILE INCOME TO NET
CASH PROVIDED BY OPERATING ACTIVITIES:
   DEPRECIATION AND AMORTIZATION                              56,542                     50,360
   CHANGES IN ASSETS AND LIABILITIES:
     ACCOUNTS RECEIVABLE                                     (68,414)                  (142,653)
     INVENTORIES                                            (103,867)                    95,938
     PREPAID EXPENSES & OTHER ASSETS                         (19,167)                   (28,345)
     ACCOUNTS PAYABLE                                        (59,665)                  (152,086)
     ACCRUED EXPENSES                                        (48,083)                   148,776
     CUSTOMER DEPOSITS                                      (167,777)                         0
     TAX PAYABLE                                              30,988                          0
                                                         ------------               ------------
NET CASH PROVIDED (USED) BY OPERATING
 ACTIVITIES                                                  (77,236)                   116,303
                                                         ------------               ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   PAYMENTS FOR PURCHASE OF PROPERTY AND
    EQUIPMENT                                                (48,372)                   (74,516)
                                                         ------------               ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  PRINCIPAL REDUCTIONS ON SHORT-TERM DEBT                   (150,000)                         0
                                                         ------------               ------------

NET INCREASE (DECREASE) IN CASH                             (275,608)                    41,787
CASH AT BEGINNING OF PERIOD                                1,817,316                    610,128
                                                         ------------               ------------

CASH AT END OF PERIOD                                    $ 1,541,708                $   651,915
                                                         ============               ============

                         RADIANT TECHNOLOGY CORPORATION
                    PART I FINANCIAL INFORMATION - CONTINUED
                   Notes to Condensed Financial Statement for
                                 March 31, 1998
                                   (UNAUDITED)

ITEM 1 - Notes

1.    General
      --------

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


ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operation

         All statements, other than statements of historical fact, included in this Form 10-Q are, or may be deemed to be, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve assumptions, known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements contained in this Form 10-Q.


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


                                          RADIANT TECHNOLOGY CORPORATION
                                          ------------------------------
                                                   (Registrant)



Dated: April 16, 1998                             /s/ L. R. McNamee
                                          -------------------------------
                                                  Lawrence R. McNamee
                                                  Chairman of the Board,
                                                  Chief Operating Officer,
                                                  Chief Executive Officer