Form 10-Q
period 1998-06-30
RADIANT TECHNOLOGY CORP
filed 1998-07-17
CIK 310235

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D. C. 20549


                                    FORM 10Q

                   Quarterly Report Under Section 13 or 15 (d)
                     Of the Securities Exchange Act of 1934
                       For the Quarter ended June 30, 1998

Commission File Number 0-10125

                         Radiant Technology Corporation
                         ------------------------------
             (Exact name of registrant as specified in its charter)

     California                                                   95-2800355
     ----------                                                   ----------
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

Yes  X     No

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, no par value                                 1,887,638
--------------------------                           ----------------------
        (Class)                                   (Outstanding at June 30, 1998)

                         RADIANT TECHNOLOGY CORPORATION

                                      INDEX



Part I Financial Information:...........................................Page No.

    Condensed Balance Sheets- June 30,  1998
      and September 30, 1997 (unaudited)......................................3

    Condensed Statement of Operations - Nine Months and Three Months
      Ended June 30, 1998 and 1997 (unaudited)................................4

    Condensed Statement of Cash Flows - Nine Months
      Ended June 30, 1998 and 1997 (unaudited)................................5

    Condensed Statement of Cash Flows - Three Months
      Ended June 30, 1998 and 1997 (unaudited)................................6

    Notes to Condensed Financial Statements (unaudited).......................7

    Management's Discussion and Analysis of Financial
     Condition and Results of Operation.......................................7


Part II Other Information

    Legal Proceedings and Exhibits............................................8

    Signature Page............................................................9

                         RADIANT TECHNOLOGY CORPORATION
                          PART I FINANCIAL INFORMATION

Item 1. Financial Statements

                            Condensed Balance Sheets
                                  ( Unaudited)

                                     ASSETS
                                     ------


                                                       June 30          September 30
                                                        1998                1997
                                                    ------------        ------------
Current Assets:
         Cash                                       $ 1,838,774         $ 1,817,316
         Accounts Receivables - Net                     494,047             756,505
         Inventories                                    898,431             714,458
         Prepaid Expenses and other
            Current Assets                              170,000             170,000
                                                    ------------        ------------

            Total Current Assets                      3,406,252           3,458,279

   Machinery and Equipment - Net                        594,811             573,504
   Other Assets                                          48,943              70,222
                                                    ------------        ------------

         Total Assets                               $ 4,050,006         $ 4,102,005
                                                    ============        ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
         Notes Payable                              $   900,000         $ 1,000,000
         Accounts Payable                                29,961             168,598
         Accrued Expenses                               383,995             384,722
         Customer Deposits                               12,240             368,384
         Income Tax Payable                              49,653                   0
                                                    ------------        ------------

         Total Liabilities                            1,375,849           1,921,704
                                                    ------------        ------------


Stockholders' Equity
         Common Stock, no par value                   1,152,608           1,143,008
          Retained Earnings                           1,521,549           1,037,293
                                                    ------------        ------------

         Total Stockholders' Equity                   2,674,157           2,180,301
                                                    ------------        ------------
Total Liabilities and
         Stockholders' Equity                       $ 4,050,006         $ 4,102,005
                                                    ============        ============



                         RADIANT TECHNOLOGY CORPORATION
                     PART I FINANCIAL INFORMATION-CONTINUED

                          Condensed statement of income
                                   (unaudited)

                                             THREE MONTHS ENDED                                NINE MONTHS ENDED
                                                  JUNE 30                                           JUNE 30

                                        -------------------------------               -----------------------------------
                                           1998                 1997                      1998                   1997
                                           ----                 ----                      ----                   ----




NET SALES                               $1,262,112           $1,242,303                $3,654,009             $3,064,251
COST OF SALES                              738,956              897,113                 2,182,924              2,183,387
                                        -----------          -----------               -----------            -----------
GROSS PROFIT                               523,155              345,190                 1,471,085                880,864
OPERATING EXPENSES                         332,723              234,205                   969,800                685,863
                                        -----------          -----------               -----------            -----------
OPERATING INCOME                           190,422              110,985                   501,285                195,001

OTHER INCOME                                10,291               26,066                    32,624                 86,363
                                        -----------          -----------               -----------            -----------

INCOME BEFORE PROVISION
 FOR TAXES                                 200,714              137,051                   533,909                281,364

PROVISION FOR TAXES                         18,666                1,771                    49,653                  1,771
                                        -----------          -----------               -----------            -----------

NET INCOME                              $  182,048           $  135,280                $  484,256             $  279,593
                                        ===========          ===========               ===========            ===========

EARNINGS PER SHARE:

NET INCOME PER SHARE                         $0.10               $0.07                      $0.26                  $0.15

WEIGHTED AVERAGE
NUMBER OF SHARES
   OUTSTANDING-RESTATED                  1,884,304            1,867,638                 1,873,193              1,867,638



                         RADIANT TECHNOLOGY CORPORATION
                     PART I FINANCIAL INFORMATION-CONTINUED
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                  NINE MONTHS ENDED
                                                                        June 30
                                                       ----------------------------------------
                                                             1998                       1997
                                                             ----                       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME                                          $    484,256               $    279,593
ADJUSTMENTS TO RECONCILE INCOME TO NET
CASH PROVIDED BY OPERATING ACTIVITIES:
   DEPRECIATION AND AMORTIZATION                             84,813                     75,540
   CHANGES IN ASSETS AND LIABILITIES:
     ACCOUNTS  RECEIVABLE                                   257,458                   (141,520)
     INVENTORIES                                           (183,973)                   (67,034)
     PREPAID EXPENSES & OTHER ASSETS                        (14,969                    (24,922)
     ACCOUNTS PAYABLE                                      (138,637)                    16,765
     ACCRUED EXPENSES                                          (727)                   189,059
     CUSTOMER DEPOSITS                                     (356,144)                         0
     INCOME TAX PAYABLE                                      49,653                          0
                                                       -------------              -------------
NET CASH PROVIDED BY OPERATING
 ACTIVITIES                                                 181,730                    327,481
                                                       -------------              -------------


CASH FLOWS FROM INVESTING ACTIVITIES:
   PAYMENTS FOR PURCHASE OF PROPERTY AND
    EQUIPMENT                                               (69,872)                  (100,073)
                                                       -------------              -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  PRINCIPAL REDUCTIONS ON SHORT-TERM DEBT                  (100,000)                         0
  PROCEEDS FROM ISSUING COMMON STOCK                          9,600                          0
                                                       -------------              -------------

NET CASH USED FOR FINANCING ACTIVITIES                      (90,400)                         0
                                                       -------------              -------------

NET INCREASE  IN CASH                                        21,458                    227,408
CASH AT BEGINNING OF PERIOD                               1,817,316                    610,128
                                                       -------------              -------------

CASH AT END OF PERIOD                                  $  1,838,774               $   837,536
                                                       =============              =============

                                       5


                         RADIANT TECHNOLOGY CORPORATION
                     PART I FINANCIAL INFORMATION-CONTINUED
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                      June 30
                                                     ---------------------------------------
                                                          1998                       1997
                                                          ----                       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME                                        $   182,048                $   135,280
ADJUSTMENTS TO RECONCILE INCOME TO NET
CASH PROVIDED BY OPERATING ACTIVITIES:
   DEPRECIATION AND AMORTIZATION                          28,271                     25,180
   CHANGES IN ASSETS AND LIABILITIES:
     ACCOUNTS RECEIVABLE                                 325,872                      1,133
     INVENTORIES                                         (80,106)                  (162,972)
     PREPAID EXPENSES & OTHER ASSETS                       4,198                      3,423
     ACCOUNTS PAYABLE                                    (78,972)                   168,851
     ACCRUED EXPENSES                                     47,356                     40,283
     CUSTOMER DEPOSITS                                  (188,367)                         0
     TAX PAYABLE                                          18,666                          0
                                                     ------------               ------------
NET CASH PROVIDED BY OPERATING
 ACTIVITIES                                              258,966                    211,178
                                                     ------------               ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   PAYMENTS FOR PURCHASE OF PROPERTY AND
    EQUIPMENT                                            (21,500)                   (25,557)
                                                     ------------               ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  INCREASE OF PRINCIPAL ON SHORT-TERM DEBT                50,000                          0
  PROCEEDS FROM ISSUANCE OF COMMON STOCK                   9,600                          0
                                                     ------------               ------------

  NET CASH PROVIDED BY FINANCING ACTIVITIES               59,600                          0
                                                     ------------               ------------

NET INCREASE IN CASH                                     297,066                    185,621
CASH AT BEGINNING OF PERIOD                            1,541,708                    651,915
                                                     ------------               ------------

CASH AT END OF PERIOD                                $ 1,838,774                $   837,536
                                                     ============               ============

                                       6

                         RADIANT TECHNOLOGY CORPORATION
                    PART I FINANCIAL INFORMATION - CONTINUED
                   Notes to Condensed Financial Statement for
                                  June 30, 1998
                                   (UNAUDITED)

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


                                         RADIANT TECHNOLOGY CORPORATION
                                         ------------------------------
                                                  (Registrant)



Dated:  July  17, 1998                        /s/ L. R. McNamee
                                             -----------------------------------
                                              Lawrence R. McNamee
                                              Chairman of the Board,
                                              Chief Operating Officer,
                                              Chief Executive Officer