Form 10-K
period 1998-09-30
RADIANT TECHNOLOGY CORP
filed 1998-12-29
CIK 310235

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

                 Annual Report pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For the Fiscal Year ended                            Commission File Number
  September 30, 1998                                         0 - 10125

                         Radiant Technology Corporation
                         ------------------------------
           (Exact name of the registrant as specified in its charter)


           California                                      95-2800355
---------------------------------                    ----------------------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No _____

     The aggregate market value of the voting stock held by non-affiliates of the registrant was $6,160,824 as of December 18, 1998.

     Applicable only to registrants involved in bankruptcy proceedings during the preceding five years: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by section 12, 13, or 15
(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes__X__ No_____

     The number of shares of the registrant's common stock, no par value, outstanding as of November 30, 1998 was 1,895,638.

     Documents incorporated by reference. Part III Items 10 through 13 of this Form 10-K are incorporated by reference to the registrant's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 16, 1999.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


                                     PART 1
                                     ------

ITEM 1.   BUSINESS
          --------

PREFACE

     Radiant Technology Corporation completed the most profitable year in its history. This follows three years of analogous high earnings before any extraordinary items. Management believes growth would have been stronger had the Semiconductor portion of RTC's customer base had not reduced expenditures significantly in FY 1998.

GENERAL:

     Radiant Technology Corporation (RTC) was incorporated in California in 1972. Its initial public offering (IPO) was in 1979. The Company is engaged in the marketing, design, manufacture and service of highly precision thermal processing systems that are primarily used by manufacturers of electronic componentry. The Company's conveyorized (belt) ovens and furnaces are in worldwide demand to meet ever-changing process requirements in the semiconductor packaging, flat panel display, hybrid thick film firing, multichip module, photovoltaic (solar cell) and printed circuit board assembly industries.

     To obtain financial growth and stability the Company concentrates on managing the following key elements of its business:

Technological Leadership: The Company is constantly in contact with its customers soliciting their input for both continued product improvement and new product development. The Company encourages customers anticipating new thermal processing requirements to contact it regarding their new opportunities and needs.

Customer Diversity: Customers from different facets of the electronics industry are sought and maintained. As demand for the various manufacturing elements in the electronics high technology industry shifts, RTC works to position itself to be ready to be immediately responsive to changing market emphasis.

Service: The Company concentrates on providing timely, high quality, responsiveness to its customer base. Most service concerns are handled by Phone, FAX or E-mail immediately. Customer Service Engineers, when needed, are dispatched within the day. Internationally, the Company retains Sales/Service representatives, factory trained, to provide the same level of dedication in placing the concerns and needs of the customer first. Modems are installed in customers equipment, making it possible to analyze and implement customer requests online from Company headquarters.

MARKETS AND PRODUCTS:

     The Company's near infrared processing systems are principally in demand for the following applications:

SemiConductor Packaging: In recent years, flip chip packaging technology has gained widespread acceptance. RTC provides products for key process steps in this packaging technology. The first process, called wafer bumping, involves a reflow solder process to form the solder balls on all of the input/output (I/O) pads on the wafer. Because of the extremely small geometries involved, this process is best accomplished in a hydrogen atmosphere. RTC offers the S-series high temperature furnace for this application which, when equipped with the hydrogen safety package, provides the high temperature (350(Degree)C) reflow process in a 100% hydrogen atmosphere. The second process, called "chip joining", is a reflow solder process for attaching the flip chip die to the semiconductor package or alternatively to a printed circuit assembly (direct chip attach). RTC offers both a near infrared or forced convection oven for the chip joining or direct chip attach processes. RTC's D-series ovens are suitable for low temperature curing applications such as required for the "under-fill" epoxy dispensed under the die in a flip chip package or curing epoxy glob tops for chip on board requirements.

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

Photovoltaics: For well over a decade, RTC has been the major supplier of sintering furnaces used by photocell manufacturers for firing metallized inks to form the front-side contacts and the back-side fields on the individual solar cells. The product ideally suited for sintering of the metallized inks is our C-series furnace. In recent years, existing RTC customers have been experimenting with using a modified version of our S-series furnace for phosphorus diffusion which is the first thermal process in the manufacture of solar cells. This process had previously been accomplished in batch mode in a tube furnace. An extremely precise thermal process is required for phosphorus diffusion because this step ultimately determines the cell's efficiency in generating power when exposed to sunlight. Flat Panel Display: While the flat panel display market has been around for several years primarily in Japan, it is a relatively new market for US equipment manufacturers. RTC has developed, in close cooperation with a flat panel manufacturer, one of the first US built system for processing large glass panels. The RTC furnace can handle glass panels up to 58 inches wide. In addition to the challenges of achieving uniform heating over the entire panel, there were unique mechanical challenges for handling the large glass panels while loading and unloading the furnace.

Printed Circuit Board: RTC offers both infrared and forced convection heating technology for printed circuit board assembly. These low temperature ovens are used for mass reflow soldering of surface mount components to a printed circuit assembly after the solder paste has been screened onto the assembly and the various components have been placed into proper position.

Hybrid Thick Film: Hybrid thick film technology involves the firing of various types of inks screen printed on ceramic substrates to form conductors and resistors. The thick film materials commonly referred to as inks consist of mixtures of metal, glass and/or ceramic powders dispersed in organic vehicles or solutions of polymers in solvents. Precise thermal profiles are required to achieve the desired resistor value, or electrical properties of the conductors. RTC offers the TF-series furnace for firing thick film inks in air, and the TFA-series for firing thick film materials in a controlled, inert atmosphere having a low oxygen content.

Multichip Modules: Multichip module technology is an emerging packaging technology. All RTC products can be used in some combination to manufacture a multichip module (or package). A unique requirement exists in the manufacture of a MCM-D structure which is a thin film laminate structure whose inter-layer adhesion is critically dependent on multiple pass curing steps. RTC has developed an intelligent curing oven for just this purpose where integrated sensors, through feed back mechanisms, control the curing process in real-time.

     All systems use PCs to provide appropriate man/machine interface with embedded microprocessors achieving precise control of thermal operations. Such functions as power, temperature, belt speed, process gas measurement, profiling, maintenance requirements, data logging, local and remote communications diagnostics and operation, and computer integrated manufacturing with SECS/GEM interface are available.

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

MARKETING, SALES AND CUSTOMERS

     The Company sells its products throughout the world, primarily to organizations engaged in the manufacture of electronic components and assemblies. RTC maintains direct sales offices in the United States. Internationally the Company is represented through independent sales/service organizations. Note 1 to the Financial Statements depicts a breakdown of international sales.

     Customers evaluate furnace vendors on their technological leadership resulting in high process yield of material produced. This primary benefit combined with high up time, low meantime between failure, MTBF, quick reliable service and spare parts response time combine to produce low cost of equipment ownership.

     Three customers accounted for over 10% of RTC's revenue in 1998. They are:
AMD 18%, AstroPower 11% and Plasmaco 11%. Each company represents a major market application for RTC's product, i.e., Semiconductor Packaging, Photovoltaics and Flat Panel Display. AMD accounted for 35% of the Company's business in 1997. Dow Chemical contributed to 19% of its business in 1996. It is rare to report a consistent repeatability of the same customer from year to year. This is due to the cyclical nature of customers' need for new capital equipment.

     The Company does not experience a seasonal demand for its product. Rather the demand for product, as above, is dependent on the demand for new manufacturing equipment.

BACKLOG

     The Company regards as backlog all signed purchase orders received from customers for delivery at specified dates. At September 30, 1998, the backlog was $796,430 vs. $1,830,640 in 1997, and $1,394,000 in 1996. This backlog of orders will be completed over a two to five month period.

     The Company's contracts include cancellation clauses, however, the Company does not generally dispute a timely cancellation provided no significant costs have been incurred at the time of cancellation. The Company has not experienced any material level of cancellations during the past two fiscal years.

RESEARCH AND DEVELOPMENT

     Research and Development expenses are charged to specific product enhancement activities and new product development. RTC's expense of $250,964, in 1998, 5.4% of revenue, is approximately proportional to amounts invested in prior years. In 1997, $254,561 was expended vs. $264,954 in 1996. Sustaining engineering expenses, associated with standard product offerings, are chargeable against present contractual activities.

COMPETITION

     The Company confronts competition from three primary domestic companies:
BTU International, Lindberg (Division of General Signal), and Sierra-Therm. There are numerous other competitors both domestically and internationally.

     The Company believes that it presently is one of the principal manufacturers of conveyorized, controlled atmosphere, variable speed, high temperature infrared furnaces used in the manufacture of precision, microelectronic circuitry for the semiconductor, solar cell, hybrid micro circuits and general electronic industries; and that the competitive environment in the market for ovens and furnaces is based on superior technology, design and delivery and cost of ownership over initial purchase price. The Company believes that its higher temperature near infrared products are more technologically advanced than that of the conventional products of its competitors. The Company has patents issued and pending covering the basic technology involved in the principal markets. See "Patents" below.

MATERIAL

     The Company purchases raw materials, mechanical parts and electronic components. It manufactures most of its sheet metal and some mechanical and electronic components. Alternative sources of material exist for nearly all parts, components and materials. The Company has selected a single source supplier for much of its electronic componentry, due to high levels of quality and services. Should this favorable condition degenerate, an alternative supplier can be found but not without initial extra cost expenditures.

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

     Three important patents related to its infrared furnace and oven products. Patent No. 4,477,718 for Infrared Furnaces with Controlled Environment is effective for seventeen years beginning October 16, 1984. Patent No. 4,517,448 for infrared Furnaces with Atmosphere Control Capability is effective for seventeen years beginning May 14, 1985. Patent No. 4,987,364 - A Furnace Assembly for Reflowing Solder is effective for seventeen year beginning March 5, 1991.

TRADEMARKS

     The Company registered trademark No. 1425668, "RTC radiant technology corporation", with the United Stated patent and Trademark Office on January 20, 1987. The trademark is in force for twenty years. The Company registered trademark No. 1556707, "MEZZANINE", with the United States Patent and Trademark Office on September 19, 1989. The trademark is in force for twenty years.

EMPLOYEES

     The Company employed 30 full-time individuals as of November 30, 1998.

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


ITEM 2.   PROPERTIES
          ----------

     The Company executive offices and manufacturing facility are located in a quality industrial park where expansion may be possible.

     The 25,000 square foot building is leased for 5 years with an option to renew for an additional 5 years. See Item #10, Notes to financial Statements, for more detail.


ITEM 3.   LEGAL PROCEEDINGS
          -----------------

     There are no legal proceedings pending at the time of this report.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of FY 1998.

                                     PART II
                                     -------


ITEM 5.   MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
          --------------------------------------------------
          SECURITY HOLDER MATTER
          ----------------------

     The Company's common stock is quoted on the OTC Bulletin Board. The table below sets forth the representative high and low bid prices for the common stock during each calendar period indicated. The Quotations represent interdealer prices without adjustments for retail mark-ups, mark-downs or commissions and consequently do not necessarily reflect actual transactions.

        Year Ended
        September 30
        ------------
                                                1998                        1997
                                         HIGH         LOW            HIGH         LOW
                                         ------------------          ------------------
        1st Quarter.................       .25         .25           $.50         $.125
        2nd Quarter.................      1.00         .25            .25          .125
        3rd Quarter.................      1.875        .375           .25          .125
        4th Quarter.................      2.00        1.375           .25          .125



     Holders of shares of Common Stock are entitled to receive such dividends, if any, as may be declared by the Board of Directors of the Company out of funds legally available therefore and, upon the liquidation, dissolution or winding up of the Company are entitled to share ratably in all net assets available for distribution to such shareholders. The Company has never paid any dividends. It is anticipated that all earnings, will be retained for development of working capital to grow the business of the Company and there is no present intention to declare dividends in the foreseeable future. See ITEM 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     SHAREHOLDERS OF RECORD: As of September 30, 1998, the number of record holders of the Company's Common Stock was 410.

ITEM 6.   SELECTED FINANCIAL DATA
          -----------------------

     The following table summarizes certain selected financial data of the
Company:

Operating Data
--------------
(in thousands) except per share                          Year Ended September 30
                   information                   ------------------------------------
                                                   1998           1997           1996
                                                   ----           ----           ----
Net Sales                                        $4,686         $4,412         $4,173

Income From Continuing Operations                   416            592            222
Income Before Amortization,
 Depreciation, Income Taxes and
 Reorganization Expenses                            602            553            364
Total Assets                                      4,063          4,102          2,524

Long-term  debt                                       0              0              0

Per Share Information:
Income From Continuing Operations                   .22            .32            .18
Income Before Amortization,
 Depreciation, Income Taxes and
 Reorganization Expenses                            .32            .30            .30

Net Income                                          .22            .32            .37


See Notes to Financial Statements


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
                CONDITIONS AND RESULTS OF OPERATIONS
                ------------------------------------

Cautionary Statement

This Annual Report contains statements relating to future results of the Company (including certain projections and business trends) that are "forward-looking statements" as defined in Section 27A of the Securities Act of 1933. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to economic and political changes in markets where the Company competes such as inflation rates, recession, and other external factors over which the Company has no control; domestic and foreign government spending, budgetary and trade policies; demand for and market acceptance of new and existing products; successful development of advanced technologies; timely completion of Year 2000 modifications by the Company, governments and our key suppliers and customers; and competitive product and pricing pressures as well as other risks and uncertainties, including but not limited to those detailed from time to time in the Company's Securities and Exchange Commission filings.

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

RESULTS OF OPERATIONS

     Net sales of $4,686,382 increased $274,348 or 6% for the fiscal year ended September 30, 1998 as compared to net sales of $4,412,024 for fiscal 1997. Net sales of $4,412,024 fiscal 1997 increased $239,425 or 6% from the fiscal 1996 level of $4,172,575.

     Fiscal 1998 was the most profitable in the history of the Company. Income before provision for taxes was $466,587. With the after tax amounting to $415,587, or $.22 per share. This represents a before tax Return on Equity, from the beginning of the year, of 21.4%. It compares most favorably with prior two years earnings, especially when the adjustment for taxes and extraordinary items are eliminated as depicted in the statements of income.

     Cost of Sales remained the same. Selling and G & A costs increased 7.7% due primarily to increased marketing efforts.

     Research and Development costs were maintained at the same relevant rate as prior years. These costs are essential to the Company's long term future. Future that can move very quickly in the high technology field.

     Interest was booked as income rather than expense. Borrowing is reserved only for short-term requirements.

LIQUIDITY AND CAPITAL RESOURCES

     During 1998, cash provided by operations was $600,186, a 35% increase over 1997 cash generation of $446,476. The Company anticipates that it has sufficient cash to fund planned sales growth in 1999 without any long term borrowing. There may be occasional periods when short-term borrowing will be utilized, although little of this type of activity is foreseen. Furthermore, the Company anticipates having sufficient cash to purchase planned capital equipment, including Y2K, requirements.

Year 2000, Y2K, Readiness Disclosure

The Year 2000 issue, Y2K, is the result of older computer programs being written using two digits rather than four digits to define the applicable year. Computer equipment, software and other devices with embedded technology that are time-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in the inability of business processes to function correctly in the year 2000 and could have serious adverse effects on companies and entities throughout the world.

RTC is addressing issues related to the impact of the Year 2000 in its products, internal computer systems that handle business and engineering processes, and suppliers. A strategy was created to ensure substantial completion of upgrades for critical systems by the middle of calendar 1999. The current project cost estimate is $50,000. Purchased hardware and software will be capitalized.

Notwithstanding this plan program to make a smooth transition, there can be no assurance that these estimates will prove to be accurate and actual results could differ materially from those currently anticipated. Moreover, the Company could be adversely impacted by the Year 2000 issues faced by customers, vendors, governments and financial service organization with which the company interacts.

The varying definitions of "compliance with Year 2000" and the products by the company in the past may lead to claims whose impact on the company is not currently estimable. The company has product and general liability insurance policies, which provide coverage in the event of certain product failures. We have not purchased Year 2000 specific insurance because the cost is prohibitive and likely of little value. No assurance can be given that the aggregate cost of defending and resolving such claims will not financially adversely affect the company.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------

          The following are included in this 10-K as exhibits:

          1.  Report of Independent Certified Public Accountants
          2.  Balance sheets as of September 30, 1998 and 1997.
          3. Statement of Operation for the years ended September 30, 1998, 1997, 1996.
          4. Statement of Stockholders Equity for the years ended September 30, 1998, 1997, 1996.
          5. Statement of Cash Flows for the years ended September 30, 1998, 1997, 1996.
          6.  Notes to Financial Statements.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          ---------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

           None.

                                    PART III
                                    --------


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

     The response to this item is incorporated herein by reference to the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on April 16, 1999.


ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

     The response to this item is incorporated herein by reference to the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on April 16, 1999.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

     The response to this item is incorporated herein by reference to the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on April 16, 1999.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          -----------------------------------------------

     The response to this item is incorporated herein by reference to the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on April 16, 1999.


                                     PART IV
                                     -------


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
          ----------------------------------------------------------------

(a)       (1)  Financial Statements

          The following financial statements are included in this Form 10-K:
                                                                        Page No.
                                                                        --------
          1.  Report of Independent Certified Public Accountants
          2.  Balance Sheets as of September 30, 1998 and 1997
          3.  Statements of Income for the years ended September
              30, 1998, 1997 and 1996
          4. Statements of Stockholders Equity (Deficit) for the years ended September 30, 1998, 1997 and 1996

          5.  Statements of Cash Flows for the years ended
              September 30, 1998, 1997 and 1996
          6.  Notes to Financial Statements

              (2)  Financial Statements Schedules
                   None.

              (3)  Exhibits

          Exhibit No.     Description                                   Page No.
          -----------     ------------                                  --------

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

          10.24 Form of Indemnity Agreement incorporated by reference to Annual Report of Form 10-K filed January 15, 1990.

          (b)             Reports on Form 8-K.

                          None.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on this behalf by the undersigned, thereunto duly authorized.


Dated:       December 24, 1998

                                                  RADIANT TECHNOLOGY CORPORATION



                                                  By:     /s/ L. R. McNamee
                                                       -------------------------
                                                          L.R, McNamee



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons on behalf of the registrant in the capacities and on the dates indicated.


 /s/ L. R. McNamee                                             December 24, 1998
------------------------------------
Lawrence R. McNamee
Chairman of the Board and a Director
(Principal Financial Officer and
Principal Executive Officer)


 /s/ C. T. Richert                                             December 24, 1998
------------------------------------
Carson T. Richert
President and a Director


 /s/ R. B. Thompson                                            December 24, 1998
------------------------------------
Robert B. Thompson
Director

                         RADIANT TECHNOLOGY CORPORATION

                              Financial Statements

                               September 30, 1998

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------





The Board of Directors and Stockholders
Radiant Technology Corporation


We have audited the accompanying balance sheets of Radiant Technology Corporation as of September 30, 1998 and 1997, and the related statements of income, stockholders' equity and cash flows for each of the years in the three year period ended September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Radiant Technology Corporation as of September 30, 1998 and 1997 and the results of its income and its cash flows for each of the three years in the period ended September 30, 1998 in conformity with generally accepted accounting principles.




                                             CACCIAMATTA ACCOUNTANCY CORPORATION



Irvine, California
November 20, 1998



                         RADIANT TECHNOLOGY CORPORATION
                                 Balance Sheets

                                                                              September 30,
                                                                   ----------------------------------
                                                                        1998                1997
                                                                   ---------------     ---------------
                              ASSETS
CURRENT ASSETS:

  Cash and equivalents                                             $    2,327,925      $    1,817,316
  Accounts receivable                                                     565,777             756,505
  Inventories                                                             443,607             714,458
  Deferred taxes                                                          170,000             170,000
                                                                   ---------------     ---------------

   Total current assets                                                 3,507,309           3,458,279

PROPERTY AND EQUIPMENT                                                    502,378             573,504

OTHER                                                                      53,331              70,222
                                                                   ---------------     ---------------

                                                                   $    4,063,018      $    4,102,005
                                                                   ===============     ===============



               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Notes payable                                                    $    1,000,000      $    1,000,000
  Accounts payable                                                         61,040             168,598
  Accrued expenses                                                        197,884             384,722
  Income taxes payable                                                     38,640                   -
  Customer deposits                                                       159,466             368,384
                                                                   ---------------     ---------------

    Total current liabilities                                           1,457,030           1,921,704
                                                                   ---------------     ---------------

COMMITMENTS AND CONTINGENCIES                                                   -                   -

STOCKHOLDERS' EQUITY:

  Preferred stock                                                               -                   -
  Capital stock                                                         1,153,108           1,143,008
  Retained earnings                                                     1,452,880           1,037,293
                                                                   ---------------     ---------------

    Total stockholders' equity                                          2,605,988           2,180,301
                                                                   ---------------     ---------------

                                                                   $    4,063,018      $    4,102,005
                                                                   ===============     ===============

   The accompanying notes are an integral part of these financial statements.


                         RADIANT TECHNOLOGY CORPORATION
                              Statements of Income

                                                                               Year Ended September 30,
                                                               ----------------------------------------------------------
                                                                     1998                1997                 1996
                                                               -----------------   -----------------    -----------------
NET SALES                                                           $ 4,686,382         $ 4,412,024          $ 4,172,575

COST OF SALES                                                         3,038,095           2,859,096            2,545,246
                                                               -----------------   -----------------    -----------------

  Gross profit                                                        1,648,287           1,552,928            1,627,329
                                                               -----------------   -----------------    -----------------

OPERATING EXPENSES:
  Selling, general and administrative                                   976,756             906,379            1,089,438
  Research and development                                              250,964             254,561              264,954
                                                               -----------------   -----------------    -----------------

  Total operating expenses                                            1,227,720           1,160,940            1,354,392
                                                               -----------------   -----------------    -----------------

  Income from operations                                                420,567             391,988              272,937

INTEREST INCOME (EXPENSE)                                                46,020              41,824              (10,020)
                                                               -----------------   -----------------    -----------------

  Income before reorganization expenses, provision
    for income taxes and extraordinary item                             466,587             433,812              262,917

REORGANIZATION EXPENSES - PROFESSIONAL FEES                                   -                   -               40,327
                                                               -----------------   -----------------    -----------------

  Income before provision for income taxes
    and extraordinary item                                              466,587             433,812              222,590

PROVISION (BENEFIT) FOR INCOME TAXES                                     51,000            (158,000)                 800
                                                               -----------------   -----------------    -----------------

  Income before extraordinary item                                      415,587             591,812              221,790

EXTRAORDINARY ITEM:
  Gain on extinguishment of debt                                              -                   -              223,691
                                                               -----------------   -----------------    -----------------

NET INCOME                                                            $ 415,587           $ 591,812            $ 445,481
                                                               =================   =================    =================

BASIC EARNINGS PER SHARE:
  Before extraordinary item                                              $ 0.22              $ 0.32               $ 0.18
  Extraordinary item                                                          -                   -                 0.19
                                                               -----------------   -----------------    -----------------
  Net income                                                             $ 0.22              $ 0.32               $ 0.37
                                                               =================   =================    =================

DILUTED EARNINGS PER SHARE:
  Before extraordinary item                                              $ 0.18              $ 0.32               $ 0.18
  Extraordinary item                                                          -                   -                 0.19
                                                               -----------------   -----------------    -----------------
  Net income                                                             $ 0.18              $ 0.32               $ 0.37
                                                               =================   =================    =================

BASIC NUMBER OF COMMON SHARES OUTSTANDING:                            1,875,474           1,867,638            1,209,405
                                                               =================   =================    =================
DILUTED NUMBER OF COMMON SHARES OUTSTANDING:                          2,277,096           1,867,638            1,209,405
                                                               =================   =================    =================



   The accompanying notes are an integral part of these financial statements.


                         RADIANT TECHNOLOGY CORPORATION
                       Statements of Stockholders' Equity
                  Years Ended September 30, 1998, 1997 and 1996


                                                                                   (Accumulated
                                                        Capital Stock                Deficit)
                                                -------------------------------      Retained         Stockholders'
                                                    Shares          Amount            Earnings           Equity
                                                -------------- ----------------  ------------------ ------------------
BALANCE, SEPTEMBER 30, 1995                           190,409        2,981,195          (2,484,324)           496,871

   Issuance of shares -
     Bankruptcy reorganization
        McNamee loan                                  380,818          175,051                   -            175,051
        Operation Phoenix loan                        571,227          229,172                   -            229,172
        Creditors and original shareholders           380,818            3,900                   -              3,900
        Employees                                     380,818           13,709                   -             13,709
     Other                                             90,750           36,300                   -             36,300

   Repurchase of shares                              (127,202)         (38,989)                  -            (38,989)

   Application of fresh start accounting                    -       (2,257,330)          2,484,324            226,994

   Net income                                               -                -             445,481            445,481
                                                -------------- ----------------  ------------------ ------------------

BALANCE, SEPTEMBER 30, 1996                         1,867,638        1,143,008             445,481          1,588,489

   Net income                                               -                -             591,812            591,812
                                                -------------- ----------------  ------------------ ------------------

BALANCE, SEPTEMBER 30, 1997                         1,867,638        1,143,008           1,037,293          2,180,301

    Exercise of options                                28,000           10,100                   -             10,100

    Net income                                              -                -             415,587            415,587
                                                -------------- ----------------  ------------------ ------------------

BALANCE, SEPTEMBER 30, 1998                         1,895,638      $ 1,153,108         $ 1,452,880        $ 2,605,988
                                                ============== ================  ================== ==================


   The accompanying notes are an integral part of these financial statements.



                         RADIANT TECHNOLOGY CORPORATION
                            Statements of Cash Flows

                                                                           Year Ended September 30,
                                                             ------------------------------------------------------
                                                                   1998               1997              1996
                                                             ------------------ ----------------- -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                         $ 415,587         $ 591,812         $ 445,481
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Gain on forgiveness of debt                                              -                 -          (223,691)
    Issuance of stock for compensation                                       -                 -            13,709
    Bad debt expense                                                     3,500            17,800            71,300
    Depreciation and amortization                                      179,539           118,924           100,236
    Inventory obsolescence                                              39,000            15,000            80,000
  Changes in assets and liabilities:
    (Increase) decrease in:
      Accounts receivable                                              187,228           (15,182)         (217,839)
      Inventory                                                        231,851           (88,612)         (138,749)
      Deferred taxes                                                         -          (170,000)                -
      Prepaid and other assets                                           8,155            (9,087)            9,398
    Increase (decrease) in:
      Accounts payable                                                (107,558)           (6,162)          128,126
      Accrued expenses                                                (148,198)           70,084           (28,223)
      Customer deposits                                               (208,918)          (78,101)          235,400
                                                             ------------------ ----------------- -----------------

    Net cash provided by operating
        activities before reorganization items                         600,186           446,476           475,148
                                                             ------------------ ----------------- -----------------

  Changes in reorganization items:
    Increase (decrease) in liabilities:
       Subject to compromise                                                 -                 -           (45,809)
                                                             ------------------ ----------------- -----------------

  Net change in reorganization items                                         -                 -           (45,809)
                                                             ------------------ ----------------- -----------------

  Net cash provided by
  operating activities                                                 600,186           446,476           429,339
                                                             ------------------ ----------------- -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                 (99,677)         (239,288)         (160,158)
                                                             ------------------ ----------------- -----------------



                                                                                                         (continued)


   The accompanying notes are an integral part of these financial statements.

                         RADIANT TECHNOLOGY CORPORATION
                      Statements of Cash Flows (continued)

                                                                           Year Ended September 30,
                                                             ------------------------------------------------------
                                                                   1998               1997              1996
                                                             ------------------ ----------------- -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Repurchase of common stock                                     $          -       $         -       $   (38,989)
   Issuance of common stock                                             10,100
   Repayment of line of credit                                      (1,000,000)                -                 -
   Borrowing on line of credit                                       1,000,000         1,000,000                 -
                                                             ------------------ ----------------- -----------------

    Net cash provided (used) by
        financing activities                                            10,100         1,000,000           (38,989)
                                                             ------------------ ----------------- -----------------

    Net increase in cash                                               510,609         1,207,188           230,192

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                         1,817,316           610,128           379,936
                                                             ------------------ ----------------- -----------------

CASH AND CASH EQUIVALENTS, END OF YEAR                            $  2,327,925       $ 1,817,316         $ 610,128
                                                             ================== ================= =================

Supplemental disclosures of cash flow information and non-cash investing and financing activities:

                                                              1998                 1997                1996
                                                        ------------------   -----------------   -----------------
Cash paid during the year for:
       Interest                                           $      7,317         $         -          $         -
       Income taxes                                       $      9,270         $       800          $       800


In 1996, as part of the bankruptcy plan, debt and accrued interest of $406,223 and payables of $3,900 were satisfied through the issuance of common stock.

In 1996, the Company issued common shares with a value of $36,309 to purchase accounts receivable originally seized by Bank of America during the bankruptcy proceedings.

Upon emergence from bankruptcy the Company applied fresh-start accounting, resulting in an increase in fixed assets and patents, the elimination of accumulated deficit and a reduction in the capital stock as follows:

               Fixed assets                  $    176,994
               Patents                             50,000
               Capital stock                    2,257,330
               Retained Earnings               (2,484,324)
                                         -----------------
                                             $        -
                                         =================


   The accompanying notes are an integral part of these financial statements.

                         RADIANT TECHNOLOGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------------------------------------------------

      Nature of Operations
      --------------------

      Radiant Technology Corporation (the "Company") is engaged in the manufacturing and marketing of infrared conveyorized ovens and furnaces used by the microcircuit manufacturing industry.

      All of the Company's operations are located in California. Sales to entities located outside the United States are as follows:

                                                 1998           1997            1996
                                             ------------   -------------   -------------
        Pacific Rim countries                $   847,700    $    616,900    $    538,100
        European countries                       605,800         819,600         311,600
        NAFTA countries                          116,200          52,500         215,900
                                             ------------   -------------   -------------
                                             $ 1,569,700    $  1,489,000    $  1,065,600
                                             ============   =============   =============


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

                         RADIANT TECHNOLOGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
------------------------------------------------------------

      Equipment
      ---------

      Equipment is stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets or over the lesser of the term of the lease or the estimated useful life for leasehold improvements.


      Intangibles
      -----------

      The cost of patents are being amortized using the straight line method over their estimated lives of five years. Amortization expense charged to operations in 1998, 1997 and 1996 was $8,737, $8,695 and $4,358,
      respectively.


      Software development costs
      --------------------------

      The Company capitalizes internal software development costs in accordance with Statement of Financial Accounting Standards No. 86. The capitalization of these costs begins when a product's technological feasibility has been established and ends when the product is available for general release to customers. The Company uses the working model approach to establish technological feasibility. Amortization is computed on an individual product group on the straight-line method over the estimated economic life of the product. Currently, the Company is using an estimated economic life of three years for all capitalized software costs. Amortization expense was $63,330, $45,363 and $52,794 for 1998, 1997 and 1996, respectively.


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

                         RADIANT TECHNOLOGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS



1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
------------------------------------------------------------

      Earnings per common share
      -------------------------

      Earnings per common share is computed by dividing reported earnings by the weighted average number of common shares outstanding during the respective periods. Common stock equivalents were excluded from the computations of earnings per share in 1997 and 1996 because the effect of including such equivalents in the computation would have been anti-dilutive.

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

      Reclassifications
      -----------------

      Certain items in the 1996 and 1997 financial statements have been reclassified to conform with the 1998 presentation.

                         RADIANT TECHNOLOGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


2.    BANKRUPTCY PROCEEDINGS
----------------------------

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

                         RADIANT TECHNOLOGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


3.    CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS
------------------------------------------------------------

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


      Net accounts receivable by geographic markets are as follows:

                                                            1998         1997
                                                         ----------   ----------
          United States                                      52%          94%
          European countries                                 16%           5%
          Pacific Rim countries                              16%           1%
          NAFTA countries                                    16%           -
                                                         ----------   ----------
                                                            100%         100%
                                                         ==========   ==========


      During 1998, 1997 and 1996, the five largest customers represented 53, 63 and 38 percent of revenues, respectively. At September 30, 1998 and 1997 the five largest account receivable balances represented 66 and 74 percent, respectively, of total accounts receivable.


4.    ACCOUNTS RECEIVABLE
-------------------------


                                                            1998         1997
                                                         ----------   ----------
         Trade receivables                               $ 603,277    $ 794,005
         Allowance for doubtful accounts                   (37,500)     (37,500)
                                                         ----------   ----------

                                                         $ 565,777    $ 756,505
                                                         ==========   ==========

                         RADIANT TECHNOLOGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


4.    ACCOUNTS RECEIVABLE (CONTINUED)
-------------------------------------

      Activity relating to the allowance for doubtful accounts and sales returns is as follows:

                                                1998        1997         1996
                                             ---------   ----------   ----------

      Balance at beginning of year           $ 37,500    $ 86,000      $ 31,000

      Provision                                 3,500      17,800        71,300

      Write offs                               (3,500)    (66,300)      (16,300)
                                             ---------   ---------   ----------

      Balance at end of year                 $ 37,500    $ 37,500      $ 86,000
                                             =========   =========   ===========



5.    INVENTORIES
-----------------

                                                         1998           1997
                                                     ------------   ------------
      Raw materials                                  $   461,931    $   455,848
      Work in process                                     81,676        358,610
                                                     ------------   ------------

                                                         543,607        814,458

      Allowance for obsolete inventories                (100,000)      (100,000)
                                                     ------------   ------------

                                                     $   443,607    $   714,458
                                                     ============   ============


      Activity relating to the allowance for obsolete inventories is as follows:

                                           1998           1997           1996
                                        ----------     ----------     ----------

       Balance at beginning of year     $ 100,000      $ 179,000      $ 126,000

       Provision                           39,000         15,000         80,000

       Write offs                         (39,000)       (94,000)       (27,000)
                                        ----------     ----------     ----------

       Balance at end of year           $ 100,000      $ 100,000      $ 179,000
                                        ==========     ==========     ==========

                         RADIANT TECHNOLOGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


6.    EQUIPMENT
---------------

                                     Life in years          1998         1997
                                  ------------------     ----------   ----------

       Machinery and equipment            7              $ 372,262    $ 318,649
       Office furniture and equipment     7                 51,116       43,200
       Leasehold improvements             5                 53,226       60,867
       Vehicles                           5                 15,050       15,050
       Capitalized computer software      3                319,259      273,470
                                                         ----------   ----------

                                                           810,913      711,236

       Less:  accumulated depreciation and amortization   (308,535)    (137,732)
                                                         ----------   ----------

                                                         $ 502,378    $ 573,504
                                                         ==========   ==========

      Depreciation and amortization for 1998 and 1997 was $179,540 and $110,229, respectively.


7.    OTHER ASSETS
-------------------

                                                           1998          1997
                                                        ----------    ----------

      Deposits                                          $  19,630     $  24,430
      Patents, net of amortization of $21,790
        and $13,053 at September 30, 1998
        and 1997, respectively                             28,210        36,947
      Other                                                 5,491         8,845
                                                        ----------    ----------

                                                        $  53,331     $  70,222
                                                        ==========    ==========

8.    NOTES PAYABLE
-------------------

      The Company has a $1,000,000 revolving line of credit, bearing interest at the LIBOR rate plus 2 percent. The line expired in September 1998, and was renewed for another year.

                         RADIANT TECHNOLOGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS



9.    ACCRUED EXPENSES
----------------------

                                                    1998                1997
                                                 -----------         -----------

      Payroll and related items                  $   78,916          $  143,388
      Commissions                                    37,185              52,792
      Warranties                                     40,000             120,000
      California franchise tax                       38,640                   -
      Other                                          41,783              68,542
                                                 -----------         -----------
                                                 $  236,524          $  384,722
                                                 ===========         ===========


10.   COMMITMENTS AND CONTINGENCIES
-----------------------------------

      Operating leases
      ----------------

      In November 1996 the Company signed a five year lease on a building in Fullerton, California. Base monthly rent is $10,600 plus common area charges of approximately $2,300 per month. Minimum future lease payments under non-cancelable operating leases for each of the next five years and in the aggregate are:


        Year ending September 30,

                1999                               $  155,595
                2000                                  164,340
                2001                                  164,340
                2002                                   68,475
                                                   -----------
                                                   $  552,750
                                                   ===========


      Rent expense for 1998, 1997 and 1996 was $150,090, $147,200 and $121,000
      respectively.


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

                         RADIANT TECHNOLOGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


11.   STOCKHOLDERS' EQUITY
--------------------------

      Preferred stock
      ---------------

      At September 30, 1998 and 1997 there were 5,000,000 authorized shares of preferred stock, of which no shares were issued and outstanding.


      Common stock
      ------------

      The Company has authorized 24,000,000 shares of no par value common stock. At September 30, 1998 and 1997, 1,895,638 and 1,867,638 shares, respectively were issued and outstanding.


      EMPLOYEE STOCK OPTIONS
      ----------------------

      Incentive and non-statutory option plan
      ---------------------------------------

      The Company adopted an incentive and non-statutory stock option plan which provides for granting options to key employees and officers. Under the plan, options up to 1,000,000 shares may be granted at a price not less than the fair market value of such shares on the date of the grant, and the maximum term of each option may not exceed ten years. With respect to any participant who owns stock possessing more than 10% of the voting rights of the Company's outstanding capital stock, the exercise price of any stock option must not be less than 110% of the fair market value on the date of the grant and the maximum term may not exceed five years. On January 22, 1998 the Board authorized options to purchase 70,000 shares of which 50,000 were granted at an exercise price of $.75, which was at or above the market price on the date of the grant. These options vest on January 5, 2000 and expire January 5, 2003.


      Non-statutory director options
      ------------------------------

      On September 30, 1996, the Company granted 20,000 non-statutory options to each of three outside board members. The options vested 50% at September 30, 1996 and 50% at September 30, 1997, and expire three years after vesting. The option price is $.48 per share, which was equal to the market price at the date of the grant.

                         RADIANT TECHNOLOGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


11.   STOCKHOLDERS' EQUITY (CONTINUED)
--------------------------------------

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

      Mr. McNamee also holds options to acquire 346,666 shares at $.075 per share issued to him in lieu of salary in 1992. These options have no expiration date.

      The following table summarizes shares under option, including options both under the Plan and outside the Plan, for the years ended September 30, 1998 and 1997:

                                                                         Weighted
                                  Number of            Price              Average
                                   Shares            Per Share         Exercise price       Exercisable
                               ----------------   ----------------    -----------------   -----------------

September 30, 1996                     704,022      $.0625-.50             $0.25                   644,014
                               ----------------   ----------------    -----------------   =================

Granted                                 50,000         $0.48               $0.48
Exercised                                    -           -                    -
Canceled                              (234,356)      $.075-.50             $0.44
                               ----------------   ----------------    -----------------

September 30, 1997                     519,666      $.0625-.48             $0.19                   439,666
                               ----------------   ----------------    -----------------   =================

Granted                                 50,000         $0.75               $0.75
Exercised                              (28,000)     $.0625-.48             $0.33
Canceled                               (45,000)     $.3125-.375            $0.36
                               ----------------   ----------------    -----------------

September 30, 1998                     496,666      $.0625-.48             $0.22                   446,666
                               ================   ================    =================   =================


                         RADIANT TECHNOLOGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS



11.   STOCKHOLDERS' EQUITY (CONTINUED)
--------------------------------------

      Stock options (continued)
      -------------------------

      The following information applies to employee options outstanding at September 30, 1998:

                                                          Outstanding
                                -----------------------------------------------------------------
                                                         Weighted Average            Weighted
                                                             Remaining               Average
               Range of             Number of               Contractual              Exercise
            exercise prices          Shares                Life (Years)               Price
         ---------------------  ------------------     ----------------------     ---------------
                $0.0625                    10,000                1                         $0.06
                $0.075                    346,666                4                         $0.08
                $0.48                      90,000                2                         $0.48
                $0.75                      50,000                5                         $0.75
                                ------------------                                ---------------
                                          496,666                                          $0.22
                                ==================                                ===============



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

      Had compensation cost for the plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net income and earnings per share would have been:

                                                        1998             1997
                                                    ------------    ------------
      Net income:
        As reported                                 $   415,587     $   591,812
        Pro forma                                   $   377,821     $   543,759

      Basic earnings per share:
        As reported                                 $      0.22     $      0.32
        Pro forma                                   $      0.20     $      0.29

      Diluted earnings per share:
        As reported                                 $      0.18     $      0.32
        Pro forma                                   $      0.17     $      0.29

                         RADIANT TECHNOLOGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


11.   STOCKHOLDERS' EQUITY (CONTINUED)
--------------------------------------

      Stock options (continued)
      -------------------------

      These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before 1996. In addition, potential deferred tax benefits of approximately $15,000, $19,200 and $15,700 in 1998, 1997 and 1996, respectively, have not been reflected in the pro forma amounts due to the uncertainty of realizing any benefit. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 1998, 1997 and 1996:

             Expected life (years)                         4
             Risk-free interest rate                   6.00%
             Volatility                                 100%
             Expected dividends                         None


      The weighted fair value of options granted during the years ended September 30, 1998 and 1997 for which the exercise price approximated the market price on the grant date was $.62.


12.   INCOME TAXES
------------------

      Income tax expense (benefit) consisted of the following:

                                                1998        1997         1996
                                            ----------   ----------   ----------

       Current tax expense                  $  51,000    $  12,000    $     800
       Deferred tax benefit                         -     (170,000)           -
                                            ----------   ----------   ----------
                                            $  51,000    $(158,000)   $     800
                                            ==========   ==========   ==========

                         RADIANT TECHNOLOGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS



12.   INCOME TAXES (CONTINUED)
------------------------------

      Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax income from continuing operations in 1998, 1997 and 1996 as a result of the following:

                                               1998         1997         1996
                                            ----------   ----------   ----------
Continuing operations:
    Federal expected tax expense            $ 159,000    $ 147,000    $  68,600
    State expected tax expense                 44,000       40,000       20,700
    Inventory allowance                       (25,000)     (32,000)           -
    Accounts receivable allowance                   -      (19,000)           -
    Moving expense accrual                          -      (36,000)           -
    Depreciation timing differences            32,000       14,000            -
    Deferred tax valuation allowance                -     (170,000)           -
    Use of NOL carryforwards - federal       (159,000)     (88,000)     (68,600)
    Use of NOL carryforwards - state                -      (14,000)     (19,900)
                                            ----------   ----------   ----------
                                               51,000     (158,000)         800
                                            ----------   ----------   ----------
Extraordinary item:
    Federal                                         -            -       69,000
    California                                      -            -       20,800
    Benefit of NOL carryforward                     -            -      (89,800)
                                            ----------   ----------   ----------

Income tax expense (benefit)                $  51,000    $(158,000)   $     800
                                            ==========   ==========   ==========


      The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at September 30, 1998 and 1997 are as follows:

                                                         1998            1997
                                                      ----------      ----------

      Net operating loss carryforwards                $ 360,000       $ 520,000
      Allowance for slow moving inventories              34,000          34,000
      Allowance for doubtful accounts                    15,000          15,000
      Other                                            (144,000)       (106,000)
                                                      ----------      ----------

      Deferred tax assets                               265,000         463,000

      Less valuation allowance                          (95,000)       (293,000)
                                                      ----------      ----------

      Net deferred tax asset                          $ 170,000       $ 170,000
                                                      ==========      ==========

                         RADIANT TECHNOLOGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


12.   INCOME TAXES (CONTINUED)
------------------------------

      During 1998 the Company reduced the valuation allowance to reflect the deferred tax assets utilized in fiscal 1998. The recognized deferred tax asset is based upon expected utilization of the net operating loss carryforwards and reversal of certain temporary differences. The ultimate realization of the deferred tax asset will require aggregate taxable income of approximately $1,055,000 in future years.

      At September 30, 1998, the Company had net operating loss carryforwards for federal income tax purposes expiring as follows:

          2007                     $    433,811
          2009                          620,976
                                   -------------
                                   $  1,054,787
                                   =============

      Federal investment credit and other general business credit carryforwards total $35,600 and $105,500, respectively, and expire at various dates through 2003.

13.   BASIC AND DILUTED EARNINGS PER SHARE
------------------------------------------

      The following tables illustrate the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.


                                                                 1998          1997          1996
                                                              -----------   -----------   -----------
      BASIC EARNINGS PER SHARE:
      -------------------------
       Numerator
         Income before extraordinary item                     $  415,587    $  591,812    $  221,790
         Extraordinary item                                            -             -       223,691
                                                              -----------   -----------   -----------
         Net income                                           $  415,587    $  591,812    $  445,481
                                                              ===========   ===========   ===========

      Denominator
         Basic weighted average number of common
         shares outstanding during the period                  1,875,474     1,867,638     1,209,405
                                                              ===========   ===========   ===========

      Basic earnings per share before extraordinary item      $     0.22    $     0.32    $     0.18
      Basic earnings per share - extraordinary item           $        -    $        -    $     0.19
                                                              -----------   -----------   -----------
      Basic net income per share                              $     0.22    $     0.32    $     0.37
                                                              ===========   ===========   ===========

                         RADIANT TECHNOLOGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS



13.   BASIC AND DILUTED EARNINGS PER SHARE (CONTINUED)
------------------------------------------------------

                                                                 1998          1997          1996
                                                              -----------   -----------   -----------
       DILUTED EARNINGS PER SHARE:
       ---------------------------
       Numerator
         Income before extraordinary item                     $  415,587    $  591,812    $  221,790
         Extraordinary item                                            -             -       223,691
                                                              -----------   -----------   -----------
       Net income                                             $  415,587    $  591,812    $  445,481
                                                              ===========   ===========   ===========

       Denominator
         Weighted average number of common
           shares used in basic earnings per share             1,875,474     1,867,638     1,209,405

       Effect of dilutive securities:

          Stock options (1)                                      401,622             -             -
                                                              -----------   -----------   -----------

         Weighted number of common shares
           and dilutive potential common stock
           used in diluted earnings per share                  2,277,096     1,867,638     1,209,405
                                                              ===========   ===========   ===========


       Diluted earnings per share before extraordinary item   $     0.18    $     0.32    $     0.18
       Diluted earnings per share - extraordinary item        $        -    $        -    $     0.19
                                                              -----------   -----------   -----------
       Diluted net income per share                           $     0.18    $     0.32    $     0.37
                                                              ===========   ===========   ===========

      (1) Stock options were anti-dilutive for the years ended September 30, 1997 and 1997. See Note 11 for stock option activity.



14.   EMPLOYEE BENEFIT PLAN
---------------------------

      The Company's 401(k) plan was re-activated during fiscal 1996. All employees are eligible as long as they are 21 years of age and have completed one year of employment. The plan provides for Contributions by the Company in such amounts as management may determine. No expense was charged to operations in 1998 or 1997.

                         RADIANT TECHNOLOGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS



15.   RECENT PRONOUNCEMENTS
---------------------------

      In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income", which established standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses). SFAS 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income to be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 requires an enterprise to (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Management has determined that the adoption of SFAS 130 will not have a material impact on the Company's financial position or results of operations.


      In June 1997, the FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information", which established standards for public business enterprises to report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 requires, among other items, that a public business enterprise report a measure of segment profit or loss, certain specific revenue and expense items, segment assets, information about the revenues derived from the enterprise's products or services and major customers. SFAS 131 also requires that the enterprise report descriptive information about the way that the operating segments were determined and the products and services provided by the operating segments. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is required to be restated. SFAS 131 need not be applied to interim financial statements in the initial year of application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application. Management has determined that the adoption of SFAS 131 will not have a material impact on the Company's financial reporting.