Form 10-Q
period 1998-12-31
RADIANT TECHNOLOGY CORP
filed 1999-02-16
CIK 310235

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D. C. 20549

                                    FORM 10Q

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934
                     For the Quarter ended December 31, 1998

Commission File Number 0-10125

                         Radiant Technology Corporation
                         ------------------------------
             (Exact name of registrant as specified in its charter)

         California                                             95-2800355
-------------------------------                           ----------------------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                            identification number)

                  1335 South Acacia Avenue, Fullerton, CA 92831
                  ---------------------------------------------
                  (Address of principal executive offices)(Zip
                                 Code)

                                 (714) 991-0200
                                 --------------
              (Registrant's Telephone number, including area code)

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

Yes  X     No
   ----       ----

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, no par value                                1,895,678
--------------------------                    ----------------------------------
        (Class)                               (Outstanding at December 31, 1998)

                         RADIANT TECHNOLOGY CORPORATION

                                      INDEX

Part I Financial Information:...........................................Page No.

         Condensed Balance Sheets- December 31,  1998
           and September 30, 1998 (unaudited)..................................3

         Condensed Statement of Operations - Three Months
           Ended  December 31, 1998 and 1997 (unaudited).......................4

         Condensed Statement of Cash Flows - Three Months
           Ended December 31, 1998 and 1997 (unaudited)........................5

         Notes to Condensed Financial Statements (unaudited)...................6

         Management's Discussion and Analysis of Financial
          Condition and Results of Operation...................................6

Part II Other Information

         Legal Proceedings and Exhibits........................................6

         Signature Page........................................................7


                         RADIANT TECHNOLOGY CORPORATION
                          PART I FINANCIAL INFORMATION

Item 1. Financial Statements

                            Condensed Balance Sheets
                                  ( Unaudited)

                                     ASSETS
                                     ------

                                                          December 31      September 30
                                                                 1998              1998
                                                        -------------     -------------
Current Assets:
         Cash                                           $  2,272,112      $  2,327,925
         Accounts Receivables - Net                          627,059           565,777
         Inventories                                         477,162           443,607
         Prepaid Expenses and other                           78,009
            Current Assets                                   170,000           170,000
                                                        -------------     -------------

            Total Current Assets                           3,624,342         3,507,309

   Machinery and Equipment - Net                             458,083           502,378
   Other Assets                                               51,860            53,331
                                                        -------------     -------------

         Total Assets                                   $  4,134,285      $  4,063,018
                                                        -------------     -------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
         Notes Payable                                  $  1,100,000      $  1,000,000
         Accounts Payable                                    128,912            61,040
         Accrued Expenses                                    174,596           197,884
         Customer Deposits                                    72,960           159,466
         Income Tax Payable                                   39,855            38,640
                                                        -------------     -------------

         Total Liabilities                                 1,516,323         1,457,030

Stockholders' Equity
         Common Stock, no par value                        1,153,108         1,153,108
          Retained Earnings                                1,464,854         1,452,880
                                                        -------------     -------------

         Total Stockholders' Equity                        2,617,962         2,605,988
                                                        -------------     -------------
Total Liabilities and
         Stockholders' Equity                           $  4,134,285      $  4,063,018
                                                        =============     =============

                         RADIANT TECHNOLOGY CORPORATION
                     PART I FINANCIAL INFORMATION-CONTINUED
                        CONDENSED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED
                                                          DECEMBER 31
                                                 -------------------------------
                                                      1998              1997
                                                 -------------     -------------

NET SALES                                        $    696,853      $  1,094,566
COST OF SALES                                         371,258           684,760
                                                 -------------     -------------

GROSS PROFIT                                          325,595           409,806
OPERATING EXPENSE                                     328,612           288,413
                                                 -------------     -------------

OPERATING INCOME                                       (3,017)          121,393
OTHER INCOME - INTEREST                                16,206            13,035
                                                 -------------     -------------

INCOME BEFORE
PROVISION FOR TAXES                                    13,189           134,428

PROVISION FOR TAXES                                     1,215            12,502
                                                 -------------     -------------

NET INCOME                                       $     11,974      $    121,926
                                                 =============     =============

EARNINGS PER SHARE:
-------------------
NET INCOME PER SHARE                                    $0.01             $0.07

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING-RESTATED                       1,895,678         1,867,638

                         RADIANT TECHNOLOGY CORPORATION
                     PART I FINANCIAL INFORMATION-CONTINUED
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                           DECEMBER 31
                                                 -------------------------------
                                                      1998              1997
                                                 -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME                                    $     11,974      $    121,926
ADJUSTMENTS TO RECONCILE INCOME BEFORE
EXTRAORDINARY ITEM TO NET CASH PROVIDED
BY OPERATING ACTIVITIES:
   DEPRECIATION AND AMORTIZATION                       44,295            28,271
   CHANGES IN ASSETS AND LIABILITIES:
     ACCOUNTS RECEIVABLE                              (61,282)         (358,209)
     INVENTORIES                                      (33,555)         (135,685)
     PREPAID EXPENSES & OTHER ASSETS                  (76,538)           (2,982)
     ACCOUNTS PAYABLE                                  67,871            22,973
     ACCRUED EXPENSES                                 (27,287)            3,077
     CUSTOMER DEPOSITS                                (85,291)          396,143
      INCOME TAX PAYABLE                                1,215            12,502
                                                 -------------     -------------

NET CASH PROVIDED BY OPERATING
 ACTIVITIES                                          (154,598)           88,016

CASH FLOWS FROM INVESTING ACTIVITIES:
   PAYMENTS FOR PURCHASE OF PROPERTY AND
    EQUIPMENT                                             -             (48,372)
                                                 -------------     -------------

NET INCREASE IN CASH                                 (154,598)           39,644
CASH AT BEGINNING OF PERIOD                         2,426,710         1,817,316
                                                 -------------     -------------

CASH AT END OF PERIOD                            $  2,272,112      $  1,856,960
                                                 =============     =============

                         RADIANT TECHNOLOGY CORPORATION
                    PART I FINANCIAL INFORMATION - CONTINUED
                   Notes to Condensed Financial Statement for
                                December 31, 1998
                                   (UNAUDITED)

ITEM 1 - Notes

1.       General
         -------
         The accompanying unaudited consolidated financial statements of Radiant Technology Corporation (the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended September 30, 1998.

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

                                                  RADIANT TECHNOLOGY CORPORATION
                                                  ------------------------------
                                                           (Registrant)

Dated: February 12, 1999                                   /s/ L. R. McNamee
                                                        ------------------------
                                                        Lawrence R. McNamee
                                                        Chairman of the Board,
                                                        Chief Operating Officer,
                                                        Chief Executive Officer