Form 10-Q
period 1999-03-31
RADIANT TECHNOLOGY CORP
filed 1999-05-14
CIK 310235

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D. C. 20549


                                    FORM 10Q

                   Quarterly Report Under Section 13 or 15 (d)
                     Of the Securities Exchange Act of 1934
                      For the Quarter ended March 31, 1999

Commission File Number 0-10125

                         Radiant Technology Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         California                                             95-2800355
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S Employer
incorporation or organization)                            identification number)

                  1335 South Acacia Avenue, Fullerton, CA 92831
               --------------------------------------------------
               (Address of principal executive offices)(Zip Code)

                                (714) 991 - 0200
              ----------------------------------------------------
              (Registrant's Telephone number, including area code)


                                  Inapplicable
         ---------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X     No
    ---       ---

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, no par value                                 1,895,678
--------------------------                      ------------------------------
        (Class)                                 (Outstanding at March 31, 1999)

                         RADIANT TECHNOLOGY CORPORATION

                                      INDEX



Part I Financial Information:...........................................Page No.

         Condensed Balance Sheets- March 31, 1999
           and September 30, 1998 (unaudited).................................3

         Condensed Statement of Operations - Three Months
           Ended March 31, 1999 and 1998 (unaudited)..........................4

         Condensed Statement of Operations - Six Months
           Ended March 31, 1999 and 1998 (unaudited)..........................4

         Condensed Statement of Cash Flows - Three Months
           Ended March 31, 1999 and 1998 (unaudited)..........................5

         Condensed Statement of Cash Flows - Six Months
           Ended March 31, 1999 and 1998 (unaudited)..........................6

         Notes to Condensed Financial Statements (unaudited)..................7

         Management's Discussion and Analysis of Financial
          Condition and Results of Operation..................................7


Part II Other Information

         Legal Proceedings and Exhibits.......................................7

         Signature Page.......................................................8


                         RADIANT TECHNOLOGY CORPORATION
                          PART I FINANCIAL INFORMATION
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)


                                     ASSETS
                                     ------

                                                                                  March 31     September 30
                                                                                    1999           1998
                                                                                -------------  -------------
Current Assets:
         Cash                                                                   $  2,053,278   $  2,327,925
         Accounts Receivables - Net                                                  826,079        565,777
         Inventories                                                                 604,528        443,607
         Prepaid Expenses                                                             66,761             --
         Deferred Income Taxes                                                       170,000        170,000
                                                                                -------------  -------------

            Total Current Assets                                                   3,720,646      3,507,309

   Machinery and Equipment - Net                                                     458,678        502,378
   Other Assets                                                                           --         53,331
                                                                                -------------  -------------

         Total Assets                                                           $  4,179,324   $  4,063,018
                                                                                =============  =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current Liabilities:
         Notes Payable                                                          $  1,200,000   $  1,000,000
         Accounts Payable                                                             91,970         61,040
         Accrued Expenses                                                            149,339        197,884
         Customer Deposits                                                            86,585        159,466
         Income Tax Payable                                                           28,855         38,640
                                                                                -------------  -------------

         Total Liabilities                                                         1,556,749      1,457,030
                                                                                -------------  -------------


Stockholders' Equity
         Common Stock, no par value                                                1,153,108      1,153,108
          Retained Earnings                                                        1,469,467      1,452,880
                                                                                -------------  -------------

         Total Stockholders' Equity                                                2,622,575      2,605,988
                                                                                -------------  -------------
Total Liabilities and
         Stockholders' Equity                                                   $  4,179,324   $  4,063,018
                                                                                =============  =============


                         RADIANT TECHNOLOGY CORPORATION
                     PART I FINANCIAL INFORMATION-CONTINUED
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   THREE MONTHS ENDED               SIX MONTHS ENDED
                                                        MARCH 31                        MARCH 31
                                             -----------------------------    ----------------------------

                                                 1999             1998            1999             1998
                                             ------------     ------------    ------------     ------------


NET SALES                                    $   834,374      $ 1,297,331     $ 1,531,227      $ 2,391,897
COST OF SALES                                    508,703          759,207         879,961        1,443,967
                                             ------------     ------------    ------------     ------------
GROSS PROFIT                                     325,671          538,124         651,266          947,930
OPERATING EXPENSES                               333,714          348,654         662,326          637,067
                                             ------------     ------------    ------------     ------------
OPERATING INCOME/(LOSS)                           (8,043)         189,470         (11,060)         310,863

OTHER INCOME  - INTEREST                          12,656            9,297          28,862           22,332
                                             ------------     ------------    ------------     ------------

INCOME BEFORE PROVISION
 FOR TAXES                                         4,613          198,767          17,802          333,195

PROVISION FOR TAXES                                    0           18,486           1,215           30,988
                                             ------------     ------------    ------------     ------------

NET INCOME                                   $     4,613      $   180,281     $    16,587      $   302,207
                                             ============     ============    ============     ============

EARNINGS PER SHARE:

NET INCOME PER SHARE                         $      0.00      $      0.10     $      0.01      $      0.17

WEIGHTED AVERAGE
NUMBER OF SHARES
   OUTSTANDING-RESTATED                        1,895,678        1,867,638       1,895,678        1,867,638




                         RADIANT TECHNOLOGY CORPORATION
                     PART I FINANCIAL INFORMATION-CONTINUED
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31
                                                                                -----------------------------

                                                                                    1999             1998
                                                                                ------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME                                                                   $     4,613      $   180,281
ADJUSTMENTS TO RECONCILE INCOME TO NET
CASH USED IN OPERATING ACTIVITIES:
   DEPRECIATION AND AMORTIZATION                                                      5,620           28,271
   CHANGES IN ASSETS AND LIABILITIES:
     ACCOUNTS  RECEIVABLE                                                          (199,020)         289,795
     INVENTORIES                                                                   (127,366)          31,818
     PREPAID EXPENSES                                                                11,248          (16,185)
     OTHER ASSETS                                                                    51,860               --
     ACCOUNTS PAYABLE                                                               (36,942)         (82,638)
     ACCRUED EXPENSES                                                               (25,257)         (51,160)
     CUSTOMER DEPOSITS                                                               13,625         (563,920)
     INCOME TAX PAYABLE                                                             (11,000)          18,486
                                                                                ------------     ------------
NET CASH PROVIDED BY (USED IN) OPERATING
 ACTIVITIES                                                                        (312,619)        (165,252)
                                                                                ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   PAYMENTS FOR PURCHASE OF PROPERTY AND
    EQUIPMENT                                                                        (6,215)              --
                                                                                ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 BORROWING ON LINE OF CREDIT                                                        100,000               --
 REPAYMENT OF LINE OF CREDIT                                                             --         (150,000)
                                                                                ------------     ------------
NET CASH PROVIDED BY (USED IN) FINANCING
 ACTIVITIES                                                                         100,000         (150,000)


NET INCREASE (DECREASE) IN CASH                                                    (218,834)        (315,252)
CASH AT BEGINNING OF PERIOD                                                       2,272,112        1,856,960
                                                                                ------------     ------------

CASH AT END OF PERIOD                                                           $ 2,053,278      $ 1,541,708
                                                                                ============     ============




                         RADIANT TECHNOLOGY CORPORATION
                     PART I FINANCIAL INFORMATION-CONTINUED
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       SIX MONTHS ENDED
                                                                                           MARCH 31
                                                                                 ----------------------------

                                                                                     1999             1998
                                                                                 ------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME                                                                    $    16,587      $   302,207
ADJUSTMENTS TO RECONCILE INCOME TO NET
CASH USED IN OPERATING ACTIVITIES:
   DEPRECIATION AND AMORTIZATION                                                     102,208           56,542
   CHANGES IN ASSETS AND LIABILITIES:
     ACCOUNTS RECEIVABLE                                                            (260,302)         (68,414)
     INVENTORIES                                                                    (160,921)        (103,867)
     PREPAID EXPENSES                                                                (66,761)         (19,167)
     OTHER ASSETS                                                                     53,331               --
     ACCOUNTS PAYABLE                                                                 30,930          (59,665)
     ACCRUED EXPENSES                                                                (48,545)         (48,083)
     CUSTOMER DEPOSITS                                                               (72,881)        (167,777)
     TAX PAYABLE                                                                      (9,785)          30,988
                                                                                 ------------     ------------
NET CASH PROVIDED BY (USED IN) OPERATING
 ACTIVITIES                                                                         (416,139)         (77,236)
                                                                                 ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   PAYMENTS FOR PURCHASE OF PROPERTY AND
    EQUIPMENT                                                                        (58,508)         (48,372)
                                                                                 ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 BORROWING ON LINE OF CREDIT                                                         200,000               --
 REPAYMENT OF LINE OF CREDIT                                                              --         (150,000)
                                                                                 ------------     ------------
NET CASH PROVIDED (USED) BY FINANCING
 ACTIVITIES                                                                          200,000         (150,000)


NET INCREASE (DECREASE) IN CASH                                                     (274,647)        (275,608)
CASH AT BEGINNING OF PERIOD                                                        2,327,925        1,817,316
                                                                                 ------------     ------------

CASH AT END OF PERIOD                                                            $ 2,053,278      $ 1,541,708
                                                                                 ============     ============


                         RADIANT TECHNOLOGY CORPORATION
                    PART I FINANCIAL INFORMATION - CONTINUED
                   NOTES TO CONDENSED FINANCIAL STATEMENTS FOR
                                 MARCH 31, 1999
                                   (UNAUDITED)

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


                                               RADIANT TECHNOLOGY CORPORATION
                                               ------------------------------
                                                       (Registrant)



Dated:  May 14, 1999                                  /s/ L. R. McNamee
                                               ---------------------------------
                                                    Lawrence R. McNamee
                                                    Chairman of the Board,
                                                    Chief Operating Officer,
                                                    Chief Executive Officer