Form 10-Q
period 1999-06-30
RADIANT TECHNOLOGY CORP
filed 1999-07-27
CIK 310235

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                    FORM 10Q

                   Quarterly Report Under Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934
                       For the Quarter ended June 30, 1999

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

Yes  X     No
    ---       ---

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, no par value                               1,895,678
--------------------------                  ------------------------------------
        (Class)                                (Outstanding at June 30, 1999)

                         RADIANT TECHNOLOGY CORPORATION

                                      INDEX



Part I Financial Information:...........................................Page No.

         Condensed Balance Sheets- June 30, 1999
           and September 30, 1998 (unaudited)..................................3

         Condensed Statement of Operations - Three Months
           Ended June 30, 1999 and 1998 (unaudited)............................4

         Condensed Statement of Operations - Nine Months
           Ended June 30, 1999 and 1998 (unaudited)............................4

         Condensed Statement of Cash Flows - Three Months
           Ended June 30, 1999 and 1998 (unaudited)............................5

         Condensed Statement of Cash Flows - Nine Months
           Ended June 30, 1999 and 1998 (unaudited)............................6

         Notes to Condensed Financial Statements (unaudited)...................7

         Management's Discussion and Analysis of Financial
          Condition and Results of Operation...................................7


Part II Other Information

         Legal Proceedings and Exhibits........................................7

         Signature Page........................................................8


                         RADIANT TECHNOLOGY CORPORATION
                          PART I FINANCIAL INFORMATION
                            CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                     ASSETS
                                     ------

                                                                                 June 30              September 30
                                                                                    1999                      1998
                                                                            -------------             -------------
Current Assets:
         Cash                                                               $  1,821,324              $  2,327,925
         Accounts Receivables - Net                                              843,393                   565,777
         Inventories                                                             669,990                   443,607
         Prepaid Expenses                                                        117,361                         -
         Deferred Income Taxes                                                   170,000                   170,000
                                                                            -------------             -------------

            Total Current Assets                                               3,622,068                 3,507,309

   Machinery and Equipment - Net                                                 419,577                   502,378
   Other Assets                                                                        -                    53,331
                                                                            -------------             -------------

         Total Assets                                                       $  4,041,645              $  4,063,018
                                                                            =============             =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
         Notes Payable                                                        $1,200,000               $ 1,000,000
         Accounts Payable                                                         71,739                    61,040
         Accrued Expenses                                                        114,851                   197,884
         Customer Deposits                                                        14,440                   159,466
         Income Tax Payable                                                       16,955                    38,640
                                                                            -------------             -------------

         Total Liabilities                                                     1,417,985                 1,457,030
                                                                            -------------             -------------


Stockholders' Equity
         Common Stock, no par value                                            1,153,108                 1,153,108
         Retained Earnings                                                     1,470,552                 1,452,880
                                                                            -------------             -------------

         Total Stockholders' Equity                                            2,623,660                 2,605,988
                                                                            -------------             -------------
Total Liabilities and
         Stockholders' Equity                                               $  4,041,645              $  4,063,018
                                                                            =============             =============



                         RADIANT TECHNOLOGY CORPORATION
                     PART I FINANCIAL INFORMATION-CONTINUED
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                              THREE MONTHS ENDED                              NINE MONTHS ENDED
                                                   JUNE 30                                        JUNE 30
                                      ----------------------------------             ----------------------------------
                                           1999                 1998                      1999                 1998
                                      -------------        -------------             -------------        -------------

NET SALES                             $    847,424         $  1,262,112              $  2,378,651         $  3,654,009
COST OF SALES                              497,647              738,956                 1,377,608            2,182,924
                                      -------------        -------------             -------------        -------------
GROSS PROFIT                               349,777              523,156                 1,001,043            1,471,085
OPERATING EXPENSES                         360,694              332,723                 1,023,020              969,800
                                      -------------        -------------             -------------        -------------
OPERATING INCOME/(LOSS)                    (10,917)             190,423                   (21,977)             501,285

OTHER INCOME  - INTEREST                    12,002               10,281                    40,864               32,624
                                      -------------        -------------             -------------        -------------

INCOME BEFORE PROVISION
 FOR TAXES                                   1,085              200,714                    18,887              533,909

PROVISION FOR TAXES                              0               18,666                     1,215               49,653
                                      -------------        -------------             -------------        -------------

NET INCOME                            $      1,085         $    182,048              $     17,672         $    484,256
                                      =============        =============             =============        =============

EARNINGS PER SHARE:
-------------------

NET INCOME PER SHARE                  $       0.00         $       0.10              $       0.01         $       0.26

WEIGHTED AVERAGE
NUMBER OF SHARES
   OUTSTANDING-RESTATED                  1,895,678            1,884,304                 1,895,678            1,873,193


                         RADIANT TECHNOLOGY CORPORATION
                     PART I FINANCIAL INFORMATION-CONTINUED
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                         THREE MONTHS ENDED
                                                                                              June 30
                                                                              ----------------------------------------
                                                                                   1999                       1998
                                                                              -------------              -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME                                                                 $      1,085               $    182,048
ADJUSTMENTS TO RECONCILE INCOME TO NET
CASH USED IN OPERATING ACTIVITIES:
   DEPRECIATION AND AMORTIZATION                                                    55,466                     28,271
   CHANGES IN ASSETS AND LIABILITIES:
     ACCOUNTS  RECEIVABLE                                                          (17,314)                   325,872
     INVENTORIES                                                                   (65,462)                   (80,106)
     PREPAID EXPENSES                                                              (50,600)                     4,198
     ACCOUNTS PAYABLE                                                              (20,231)                   (78,972)
     ACCRUED EXPENSES                                                              (34,488)                    47,356
     CUSTOMER DEPOSITS                                                             (72,145)                  (188,367)
     INCOME TAX PAYABLE                                                            (11,900)                    18,666
                                                                              -------------              -------------
NET CASH PROVIDED BY (USED IN) OPERATING
 ACTIVITIES                                                                       (215,589)                   258,966
                                                                              -------------              -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   PAYMENTS FOR PURCHASE OF PROPERTY AND
    EQUIPMENT                                                                      (16,365)                   (21,500)
                                                                              -------------              -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 BORROWING ON LINE OF CREDIT                                                             -                     50,000
 PROCEEDS FROM ISSUING COMMON STOCK                                                      -                      9,600
                                                                              -------------              -------------
NET CASH PROVIDED BY (USED IN) FINANCING
 ACTIVITIES                                                                              -                     59,600


NET INCREASE (DECREASE) IN CASH                                                   (231,954)                   297,066
CASH AT BEGINNING OF PERIOD                                                      2,053,278                  1,541,708
                                                                              -------------              -------------

CASH AT END OF PERIOD                                                         $  1,821,324               $  1,838,774
                                                                              =============              =============


                       RADIANT TECHNOLOGY CORPORATION
                     PART I FINANCIAL INFORMATION-CONTINUED
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                          NINE MONTHS ENDED
                                                                                               June 30
                                                                              ----------------------------------------
                                                                                   1999                       1998
                                                                              -------------              -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME                                                                 $     17,672               $    484,256
ADJUSTMENTS TO RECONCILE INCOME TO NET
CASH USED IN OPERATING ACTIVITIES:
   DEPRECIATION AND AMORTIZATION                                                   157,674                     84,813
   CHANGES IN ASSETS AND LIABILITIES:
     ACCOUNTS RECEIVABLE                                                          (277,616)                   257,458
     INVENTORIES                                                                  (226,383)                  (183,973)
     PREPAID EXPENSES                                                             (117,361)                   (14,969)
     OTHER ASSETS                                                                   53,331                          -
     ACCOUNTS PAYABLE                                                               10,699                   (138,637)
     ACCRUED EXPENSES                                                              (83,033)                      (727)
     CUSTOMER DEPOSITS                                                            (145,026)                  (356,144)
     INCOME TAX PAYABLE                                                            (21,685)                    49,653
                                                                              -------------              -------------
NET CASH PROVIDED BY (USED IN) OPERATING
 ACTIVITIES                                                                       (631,728)                   181,730
                                                                              -------------              -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   PAYMENTS FOR PURCHASE OF PROPERTY AND
    EQUIPMENT                                                                      (74,873)                   (69,872)
                                                                              -------------              -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 BORROWING ON LINE OF CREDIT                                                       200,000                          -
 REPAYMENT OF LINE OF CREDIT                                                             -                   (100,000)
PROCEEDS FROM ISSUING COMMON STOCK                                                       -                      9,600
                                                                              -------------              -------------
NET CASH PROVIDED (USED) BY FINANCING
 ACTIVITIES                                                                        200,000                    (90,400)


NET INCREASE (DECREASE) IN CASH                                                   (506,601)                    21,458
CASH AT BEGINNING OF PERIOD                                                      2,327,925                  1,817,316
                                                                              -------------              -------------

CASH AT END OF PERIOD                                                         $  1,821,324               $  1,838,774
                                                                              =============              =============

                         RADIANT TECHNOLOGY CORPORATION
                    PART I FINANCIAL INFORMATION - CONTINUED
                   NOTES TO CONDENSED FINANCIAL STATEMENTS FOR
                                  JUNE 30, 1999
                                   (UNAUDITED)

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


                                                RADIANT TECHNOLOGY CORPORATION
                                                         (Registrant)



Dated:July 26, 1999                               /s/ L. R.  McNamee
                                                  ------------------------------
                                                  Lawrence R. McNamee
                                                  Chairman of the Board,
                                                  Chief Operating Officer,
                                                  Chief Executive Officer