Form 10-K
period 1999-09-30
RADIANT TECHNOLOGY CORP
filed 2000-01-13
CIK 310235

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

                 Annual Report pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For the Fiscal Year ended                                 Commission File Number
  September 30, 1999                                           0 - 10125

                         Radiant Technology Corporation
                         ------------------------------
           (Exact name of the registrant as specified in its charter)


          California                                              95-2800355
          ----------                                              ----------
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X__ No _____

         The aggregate market value of the voting stock held by non-affiliates of the registrant was $2,132,638. as of December 22, 1999.

         Applicable only to registrants involved in bankruptcy proceedings during the preceding five years: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by section 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No

         The number of shares of the registrant's common stock, no par value, outstanding as of November 30, 1999 was 1,895,678.

         Documents incorporated by reference. Part III Items 10 through 13 of this Form 10-K are incorporated by reference to the registrant's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 19, 2000.

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


                                     PART 1
                                     ------

ITEM 1   BUSINESS
         --------

PREFACE


         Radiant Technology Corporation completed its fiscal 1999 year posting a significant loss. This follows four years of high earnings before any extraordinary items. Management attributes the loss to a significant reduction in revenue, increased costs associated with R&D and a $100,000 increase in marketing expense, an increase in reserves against inventory, and a major increase in reserves for accounts receivable due to a likely write off of a major account owed.

GENERAL:

         Radiant Technology Corporation (RTC) was incorporated in California in 1972. Its initial public offering (IPO) was in 1979. The Company is engaged in the marketing, design, manufacture and service of highly precision thermal processing systems that are primarily used by manufacturers of microelectronic componentry. The Company's conveyorized (belt) ovens and furnaces are in worldwide demand to meet ever-changing process requirements in the semiconductor packaging, flat panel display, hybrid thick film firing, multichip module, photovoltaic (solar cell) and printed circuit board assembly industries.

         To obtain financial growth and stability the Company concentrates on managing the following key elements of its business:

Technological Leadership: The Company is constantly in contact with its customers soliciting their input for both continued product improvement and new product development. The Company encourages customers anticipating new thermal processing requirements to contact it regarding their new opportunities and needs. This past year, this approach has been responsible for the development of three new products.

The Company's new products are:
A conduction furnace for the wafer bump manufacturing step of the growing flip chip assembly market. RTC's new TriBelt(TM) tool incorporates three conveyor belts in series; one for each of the major stages of the wafer bump process. This design provides a more thermally reliable and cost effective process than other equipment being offered for the nitrogen-enhanced environment. It is complimentary to and augments the RTC hydrogen furnaces being offered to customers whose products require this method of production.

A new furnace extending the thermal processing range of RTC equipment from 1000(Degree)C higher to 1300(Degree)C in either a nitrogen or oxygenated environment. Until now customers who required higher temperature furnaces where required to look to other suppliers. Now they can stay with RTC as their preferred and primary vendor.

A furnace incorporating ultra-violet enhanced heating in conjunction with or separated from infrared heating. This was the result of the expression of a high degree of interest in the potential value of UV enhancement by solar cell industry. RTC has orders for three such systems from as many customers. The company expects to sell other units to the industry in the near future; and also finds requests from other customer areas interested in this new technology.

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

         The Company's near infrared processing systems are principally in demand for the following applications:

SemiConductor Packaging: In recent years, flip chip packaging technology has gained widespread acceptance. The first process, called wafer bumping, involves a reflow solder process to form the solder balls on all of the input/output (I/O) pads on the wafer. Because of the extremely small geometries involved, in some instances this process is best accomplished in a hydrogen atmosphere. RTC offers a high temperature furnace for this application, equipped with the hydrogen package, providing a reflow process in a 100% hydrogen atmosphere. For a second process, called "chip joining", RTC offers both a near infrared or forced convection oven. RTC's D-series ovens are well suited for low temperature curing applications such as "under-fill" epoxy or curing epoxy glob tops for chip on board manufacturers.

       For more traditional chip packaging technologies, RTC offers an AG-series furnace designed specifically for the silver-glass die attach process. A critical thermal profile is required to achieve the proper mechanical and thermal properties of the silver-glass material. Other packaging thermal processes such as final lid sealing (metal or glass) and lead frame embed or pin brazing are easily accomplished in RTC's furnaces.

Photovoltaics: For well over a decade, RTC has been the major supplier of sintering furnaces used by photocell manufacturers for firing metallized inks to form the front-side contacts and the back-side fields on the individual solar cells. The product ideally suited for sintering of the metallized inks is our C-series furnace. In recent years, existing RTC customers have been experimenting with using a modified version of our S-series furnace for phosphorus diffusion, which is the first thermal process in the manufacture of solar cells. An extremely precise thermal process is required for phosphorus diffusion as this step ultimately determines the cell's efficiency in generating power when exposed to sunlight.

Flat Panel Display: While the flat panel display market has been primarily in Japan, it is a relatively new market for US equipment manufacturers. RTC has developed, in close cooperation with a flat panel manufacturer, one of the first US built systems for processing large glass panels. The RTC furnace can handle glass panels up to 58 inches wide. In addition to the challenges of achieving uniform heating over the entire panel, there were unique mechanical challenges for handling the large glass panels while loading and unloading the furnace.

Printed Circuit Board: RTC offers both infrared and forced convection heating technology for printed circuit board assembly. These ovens are used for mass reflow soldering of surface mount components to a printed circuit assembly.

Hybrid Thick Film: Hybrid thick film technology involves the firing of various types of "inks" screen printed on ceramic substrates to form conductors and resistors. Precise thermal profiles are required to achieve the desired resistor value, or electrical properties of the conductors. RTC offers furnaces for firing thick film inks in air, and for firing thick film materials in a controlled, inert atmosphere having a low oxygen content.

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

         Two customers, AMD and AVX accounted for 18%, and 13%, respectively, of RTC's revenue in fiscal year 1999. In 1998, they were: AMD 18%, AstroPower 11% and Plasmaco 11%. AMD accounted for 35% of the Company's business in 1997.

         The Company does not experience a seasonal demand for its product. Rather the demand for product, as above, is dependent on the demand for new manufacturing equipment.

BACKLOG

         The Company regards as backlog all signed purchase orders received from customers for delivery at specified dates. At September 30, 1999, the backlog was $595,401 vs. $796,430 in 1998, and $1,830,640 in 1997. This backlog of orders will be completed over a two to three month period.

         The Company's contracts include cancellation clauses, however the Company does not generally dispute a timely cancellation provided no significant costs have been incurred at the time of cancellation. The Company experienced a significant contract cancellation during the past fiscal year. This cancellation occurred after the Company had sustained significant cost expenditures. Although the Company is most certain it would prevail in a litigation, the Company must weigh the ultimate value of such action against costs of both money and management time, verses other priorities. This cancellation has caused a significant increase in reserve for accounts receivable.

RESEARCH AND DEVELOPMENT

         Research and Development expenses are charged to specific product enhancement activities and new product development. RTC's expense of $282,766, 8.5% of revenue in FY 1999, represents an absolute increase of 13.4% in product development expenditures over the prior year. In this last year the Company invested heavily in the development of three new products, which it hopes will provide significant value to future years income. It is more ideal, theoretically, to have this many new products developed over a longer period of time. However, the opportunities of the market place dictated dedication to increased product development at this time. In 1998 $250,964 was expended vs. $254,461 in 1997. Sustaining engineering expenses, associated with standard product offerings, are chargeable against present contractual activities.

COMPETITION

         The Company confronts competition from two primary domestic companies:
BTU International, and Sierra-Therm. There are numerous other competitors both domestically and internationally.

         The Company believes that it presently is one of the principal manufacturers of conveyorized, controlled atmosphere, variable speed, high temperature infrared furnaces used in the manufacture of precision, microelectronic circuitry for the semiconductor, solar cell, hybrid micro circuits and general electronic industries. The competitive environment in the market for ovens and furnaces is based on superior technology, design and delivery and ultimate cost of ownership over initial purchase price. The Company believes that its higher temperature near infrared products are more technologically advanced than that of the conventional products of its competitors. The Company has patents issued and pending covering the basic technology involved in the principal markets. See "Patents" below.

MATERIAL

         The Company purchases raw materials, mechanical parts and electronic components. It manufactures most of its sheet metal and some mechanical and electronic components. Alternative sources of material exist for nearly all parts, components and materials. The Company has selected a single source supplier for much of its electronic componentry, due to high levels of quality and service. Should this favorable condition degenerate, an alternative supplier can be found but not without initial extra cost expenditures.

PATENTS

         The Company owns a number of current patents on its products issued from 1983 to 1997. It also has patents pending. Its patents are the result of its creative energies and innovative technology. RTC believes that it must continually work to maintain technological leadership for its customer base. The Company further believes that patents may prove creativity and provide competitive hurdles. However, it is primarily attention to customer service with high quality products, produced in a timely manner, ultimately providing the customer with low cost of ownership that provides the Company its most competitive strength.

         Three important patents relate to RTC's infrared furnace and oven products. Patent No. 4,477,718 for Infrared Furnaces with Controlled Environment is effective for seventeen years beginning October 16, 1984. Patent No. 4,517,448 for infrared Furnaces with Atmosphere Control Capability is effective for seventeen years beginning May 14, 1985. Patent No. 4,987,364 - A Furnace Assembly for Reflowing Solder is effective for seventeen years beginning March 5, 1991.

TRADEMARKS

         The Company registered trademark No. 1425668, "RTC radiant technology corporation", with the United Stated patent and Trademark Office on January 20, 1987. The trademark is in force for twenty years. The Company registered trademark No. 1556707, "MEZZANINE", with the United States Patent and Trademark Office on September 19, 1989. The trademark is in force for twenty years.

EMPLOYEES

         The Company employed 32 full-time individuals as of November 30, 1999.

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

         The 25,000 square foot building is leased for 5 years with an option to renew for an additional 5 years. See Item #8, Notes to financial Statements, for more detail.

ITEM 3.   LEGAL PROCEEDINGS
          -----------------

          There are no legal proceedings pending at the time of this report.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of FY 1999.


                                     PART II
                                     -------


ITEM 5.   MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTER
          --------------------------------------------------

         The Company's common stock is quoted on the OTC Bulletin Board. The table below sets forth the representative high and low bid prices for the common stock during each calendar period indicated. The Quotations represent interdealer prices without adjustments for retail mark-ups, mark-downs or commissions and consequently do not necessarily reflect actual transactions.

         Year Ended
         September 30
         ------------
                                                1999                  1998
                                           HIGH       LOW         HIGH      LOW
                                         ------------------       --------------
         1st Quarter.................    $1.75      $.78125        .25      .25
         2nd Quarter.................     1.03125    .53125       1.00      .25
         3rd Quarter.................     1.125      .40625       1.875     .375
         4th Quarter.................     1.01       .375         2.00     1.375


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

         SHAREHOLDERS OF RECORD: As of September 30, 1999, the number of record holders of the Company's Common Stock was 409.

ITEM 6. SELECTED FINANCIAL DATA
        ------------------------

         The following table summarizes certain selected financial data of the
Company:

Operating Data
--------------
(in thousands) except per share                                     Year Ended September 30
               information                           ------------------------------------------------
                                                            1999            1998         1997
                                                            ----            ----         ----
Net Sales                                                 $3,337          $4,686       $4,412

Income (Loss) From Continuing Operations                    (476)            416          592
Income (Loss) Before Amortization,
 Depreciation, and Income Taxes                             (290)            602          553
Total Assets                                               4,061           4,063        4,102

Long-term  debt                                                0               0            0

Per Share Information:
Income (Loss) From Continuing Operations                    (.25)            .22          .32
Income (Loss) Before Amortization,
 Depreciation, and Income Taxes                             (.15)            .32          .30

Net Income (Loss)                                           (.25)            .22          .32


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

RESULTS OF OPERATIONS

         Net sales of $3,336,674 decreased $1,349,708 or 29% for the fiscal year ended September 30, 1999 as compared to net sales of $4,686,382 for fiscal 1998. Net sales of $4,686,382 fiscal 1998 increased $274,348 or 6% from the fiscal 1997 level of $4,412,024.

         Fiscal 1999 was a financially disappointing year. The Company suffered a loss of $475,820 or (0.25) per share. The decrease in sales coupled with the discussion below regarding Cost of Sales resulted in the loss. The slowness in the early part of the year surrounding semiconductor equipment sales in general, coupled with no revenue generated from what is usually the emerging fruitful sales of Asia resulted in a bleak year for income. In the light of such events, management believed it best to increase both marketing and R&D expenditures as preparation for the time when the market turns around and may be interested in and or stimulated by new product offerings

         Cost of Sales increased 3% due to lower volume. Selling and G & A costs increased $319,291 due primarily to as increase in reserve against accounts receivable. The doubtful A/R caused by a contract cancellation was in the amount of $191,000. Substantially all of the remaining increase in cost is the result increased marketing activity. Although this increased activity failed to bear fruit in FY 99, it is anticipated that the effort will be effective in the future.

         Research and Development costs were increased both relatively and absolutely. These costs are primarily related to the design of three new products. These costs are essential to the Company's long term future, a future that can move very quickly in the high technology field.

         Interest was booked as income rather than expense. Borrowing is reserved only for short-term requirements.

LIQUIDITY AND CAPITAL RESOURCES

         During 1999, cash used in operations was $337,305., a decrease over 1998 cash generation of $600,186. The Company anticipates that it has sufficient cash to fund planned sales growth in 2000 without any long term borrowing. There may be occasional periods when short-term borrowing will be utilized, although little of this type of activity is foreseen.

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

RTC has addressed issues related to the impact of the Year 2000 in its products, internal computer systems that handle business and engineering processes, and suppliers. Upgrades to internal critical systems have been completed. All known users of RTC equipment that could experience Y2K anomalies have been contacted. Some have elected equipment up dates, some have not. All major suppliers have warranted Y2K compliance.

Notwithstanding this planned program to make a smooth transition, there can be no assurance that these estimates will prove to be accurate and actual results could differ materially from those currently anticipated. Moreover, the Company could be adversely impacted by the Year 2000 issues faced by customers, vendors, governments and financial service organizations with which the Company interacts.

The varying definitions of "compliance with Year 2000" and the products produced by the Company in the past may lead to claims whose impact on the Company is not currently estimable. The Company has product and general liability insurance policies, which provide coverage in the event of certain product failures. The Company has not purchased Year 2000 specific insurance because the cost is prohibitive and likely of little value. No assurance can be given that the aggregate cost of defending and resolving such claims will not financially adversely affect the Company.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

         Inapplicable.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------

         The following are included in this 10-K as exhibits:

         1.       Report of Independent Certified Public Accountants
         2.       Balance Sheets as of September 30, 1999 and 1998.
         3. Statements of Operations for the years ended September 30, 1999, 1998, 1997.
         4. Statements of Stockholders' Equity for the years ended September 30, 1999, 1998, 1997.
         5. Statements of Cash Flows for the years ended September 30, 1999, 1998, 1997.
         6.       Notes to Financial Statements.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
          ----------------------------------------------------------------------

           None.

                                    PART III
                                    --------


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

         The response to this item is incorporated herein by reference to the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on April 19, 2000.


ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

         The response to this item is incorporated herein by reference to the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on April 19, 2000.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

         The response to this item is incorporated herein by reference to the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on April 19, 2000.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          -----------------------------------------------

                  The response to this item is incorporated herein by reference to the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on April 19, 2000.


                                     PART IV
                                     -------


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           FORM 8-K
           -------------------------------------------------------

(a)  (1)      Financial Statements

     The following financial statements are included in this Form 10-K:
                                                                        Page No.
                                                                        --------
1.   Report of Independent Certified Public Accountants                    16
2.   Balance Sheets as of September 30, 1999 and 1998                      17
3.   Statements of Operations for the years ended September 30, 1999,
     1998 and 1997                                                         18
4.   Statements of Stockholders' Equity for the years ended September
     30, 1999, 1998 and 1997                                               19
5.   Statements of Cash Flows for the years ended September 30, 1999,
     1998 and 1997                                                         20-21
6.   Notes to Financial Statements                                         22-37
     (2)      Financial Statements Schedules
              None.

     (3)      Exhibits

         Exhibit No.          Description                               Page No.
         -----------          -----------                               --------

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


Dated:    January 12, 2000

                                           RADIANT TECHNOLOGY CORPORATION



                                           By: /s/ L. R. McNamee
                                              ---------------------------



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons on behalf of the registrant in the capacities and on the dates indicated.


/s/ L. R. McNamee                                              January 12, 2000
------------------------------------
Lawrence R. McNamee
Chairman of the Board and a Director
(Principal Financial Officer and
Principal Executive Officer)


/s/ C. T. Richert                                              January 12, 2000
------------------------------------
Carson T. Richert
President and a Director


/s/ R. B. Thompson                                             January 12, 2000
------------------------------------
Robert B. Thompson
Director

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------





The Board of Directors and Stockholders
Radiant Technology Corporation


We have audited the accompanying balance sheets of Radiant Technology Corporation as of September 30, 1999 and 1998, and the related statements of operations, stockholders' equity and cash flows for each of the years in the three year period ended September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Radiant Technology Corporation as of September 30, 1999 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1999 in conformity with generally accepted accounting principles.




                                        /s/ CACCIAMATTA ACCOUNTANCY CORPORATION



Irvine, California
November 29, 1999


                         RADIANT TECHNOLOGY CORPORATION


                                  BALANCE SHEET

                                                                                   September 30,
                                                                   ---------------------------------------------
                                                                          1999                      1998
                                                                   -------------------       -------------------
                              ASSETS

Current assets:
  Cash and equivalents                                              $       2,384,902           $     2,327,925
  Accounts receivable                                                         591,306                   565,777
  Inventories                                                                 433,906                   443,607
  Deferred taxes                                                              100,000                   170,000
                                                                   -------------------       -------------------

   Total current assets                                                     3,510,114                 3,507,309

Property and equipment                                                        421,801                   502,378

Deferred taxes                                                                 70,000                         -

Other                                                                          59,164                    53,331
                                                                   -------------------       -------------------

                                                                    $       4,061,079           $     4,063,018
                                                                   ===================       ===================



               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term debt                                                   $       1,500,000           $     1,000,000
  Accounts payable                                                            176,123                    61,040
  Accrued expenses                                                            236,041                   197,884
  Income taxes payable                                                              -                    38,640
  Customer deposits                                                            18,747                   159,466
                                                                   -------------------       -------------------

    Total current liabilities                                               1,930,911                 1,457,030
                                                                   -------------------       -------------------

Commitments and contingencies                                                       -                         -

Stockholders' equity:
  Preferred stock                                                                   -                         -
  Capital stock                                                             1,153,108                 1,153,108
  Retained earnings                                                           977,060                 1,452,880
                                                                   -------------------       -------------------

    Total stockholders' equity                                              2,130,168                 2,605,988
                                                                   -------------------       -------------------

                                                                    $       4,061,079           $     4,063,018
                                                                   ===================       ===================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                         RADIANT TECHNOLOGY CORPORATION

                            STATEMENTS OF OPERATIONS

                                                                               Year Ended September 30,
                                                               ----------------------------------------------------------
                                                                     1999                1998                 1997
                                                               -----------------   ------------------   -----------------
Net sales                                                       $     3,336,674     $      4,686,382     $     4,412,024

Cost of Sales                                                         2,283,801            3,038,095           2,859,096
                                                               -----------------   ------------------   -----------------

  Gross profit                                                        1,052,873            1,648,287           1,552,928
                                                               -----------------   ------------------   -----------------

Operating expenses:
  Selling, general and administrative                                 1,290,047              976,756             906,379
  Research and development                                              282,766              250,964             254,561
                                                               -----------------   ------------------   -----------------

  Total operating expenses                                            1,572,813            1,227,720           1,160,940
                                                               -----------------   ------------------   -----------------

  Income/(loss) from operations                                        (519,940)             420,567             391,988

Interest income, net                                                     44,120               46,020              41,824
                                                               -----------------   ------------------   -----------------

  Income/(loss) before provision for income taxes                      (475,820)             466,587             433,812


Provision (benefit) for income taxes                                          -               51,000            (158,000)
                                                               -----------------   ------------------   -----------------

Net income/(loss)                                               $      (475,820)    $        415,587     $       591,812
                                                               =================   ==================   =================

Basic earnings per share:
  Net income/(loss)                                             $         (0.25)    $           0.22     $          0.32
                                                               =================   ==================   =================

Diluted earnings per share:
  Net income/(loss)                                             $         (0.25)    $           0.18     $          0.32
                                                               =================   ==================   =================

Basic number of common shares outstanding:                            1,895,678            1,875,474           1,867,678
                                                               =================   ==================   =================
Diluted number of common shares outstanding:                          1,895,678            2,277,096           1,867,678
                                                               =================   ==================   =================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                         RADIANT TECHNOLOGY CORPORATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997



                                                        Capital Stock
                                                -------------------------------      Retained         Stockholders'
                                                    Shares          Amount           Earnings            Equity
                                                -------------- ----------------  ------------------ ------------------
Balance, September 30, 1996                         1,867,678     $  1,143,008         $   445,481        $ 1,588,489

   Net income                                               -                -             591,812            591,812
                                                -------------- ----------------  ------------------ ------------------

Balance, September 30, 1997                         1,867,678        1,143,008           1,037,293          2,180,301

    Exercise of options                                28,000           10,100                   -             10,100

    Net income                                              -                -             415,587            415,587
                                                -------------- ----------------  ------------------ ------------------

Balance, September 30, 1998                         1,895,678        1,153,108           1,452,880          2,605,988

    Net loss                                                -                -            (475,820)          (475,820)
                                                -------------- ----------------  ------------------ ------------------

Balance, September 30, 1999                         1,895,678     $  1,153,108         $   977,060        $ 2,130,168
                                                ============== ================  ================== ==================



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                         RADIANT TECHNOLOGY CORPORATION

                            STATEMENTS OF CASH FLOWS

                                                                           Year Ended September 30,
                                                             ------------------------------------------------------
                                                                   1999               1998              1997
                                                             ------------------ ----------------- -----------------
Cash flows from operating activities:
  Net income/ (loss)                                             $    (475,820)     $    415,587      $    591,812
  Adjustments to reconcile net income/(loss) to net cash
    provided by operating activities:
    Bad debt expense                                                   183,807             3,500            17,800
    Depreciation and amortization                                      195,011           179,539           118,924
    Inventory obsolescence                                              40,000            39,000            15,000
  Changes in assets and liabilities:
    (Increase) decrease in:
      Accounts receivable                                             (209,336)          187,228           (15,182)
      Inventory                                                        (30,299)          231,851           (88,612)
      Deferred taxes                                                         -                 -          (170,000)
      Other assets                                                     (14,549)            8,155            (9,087)
    Increase (decrease) in:
      Accounts payable                                                 115,083          (107,558)           (6,162)
      Accrued expenses                                                  38,157          (148,198)           70,084
      Income taxes payable                                             (38,640)                -                 -
      Customer deposits                                               (140,719)         (208,918)          (78,101)
                                                             ------------------ ----------------- -----------------


  Net cash provided by/(used in) operating activities                 (337,305)          600,186           446,476
                                                             ------------------ ----------------- -----------------

Cash flows from investing activities:
  Capital expenditures                                                (105,718)          (99,677)         (239,288)
                                                             ------------------ ----------------- -----------------


Cash flows from financing activities:
  Issuance of common stock                                                   -            10,100                 -
  Borrowing on short-term debt                                         500,000                 -         1,000,000
                                                             ------------------ ----------------- -----------------

    Net cash provided by financing activities                          500,000            10,100         1,000,000
                                                             ------------------ ----------------- -----------------


Net increase in cash and equivalents                                    56,977           510,609         1,207,188

Cash and equivalents, beginning of year                              2,327,925         1,817,316           610,128
                                                             ------------------ ----------------- -----------------

Cash and equivalents,  end of year                              $    2,384,902    $    2,327,925    $    1,817,316
                                                             ================== ================= =================


                                                                     (continued)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                         RADIANT TECHNOLOGY CORPORATION



Supplemental disclosures of cash flow information and non-cash investing and financing activities:

                                                              1999                 1998                1997
                                                        ------------------   -----------------   -----------------
Cash paid during the year for:
       Interest                                            $     4,614           $    7,317            $      -
       Income taxes                                        $    34,286           $    9,270            $    800



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                         RADIANT TECHNOLOGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------------------------------------------------

      Nature of Operations
      --------------------

      Radiant Technology Corporation (the "Company") is engaged in the manufacturing and marketing of infrared conveyorized ovens and furnaces used primarily by the microelectronics manufacturing industry.

      All of the Company's operations are located in California. Sales to entities located outside the United States are as follows:

      COUNTRIES                    1999            1998           1997
      ---------                ------------    ------------   ------------

      European                 $   640,511     $   605,800    $   819,600
      Middle East                  443,178               -              -
      Pacific Rim                  178,170         847,700        616,900
      NAFTA                         38,963         116,200         52,500
                               ------------    ------------  -------------
                               $ 1,300,822     $ 1,569,700    $ 1,489,000
                               ============    ============  =============


      Revenue recognition
      -------------------

      The Company recognizes revenue from product sales upon shipment or upon completion when the customer requests the unit to be held at the facility for later shipment.

      Cash and cash equivalents
      -------------------------

      For purposes of the statement of cash flows, cash equivalents include time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

      Accounts receivable
      -------------------

      The allowance for doubtful accounts includes management's estimate of the amount expected to be lost on specific accounts and for losses on other unidentified accounts included in accounts receivable. In estimating the allowance component for unidentified losses, management relies on historical experience. The amounts the Company will ultimately realize could differ materially in the near term from the amounts assumed in arriving at the allowance for doubtful accounts in the accompanying financial statements.

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


      Intangibles
      -----------

      The cost of patents are being amortized using the straight line method over their estimated lives of five years. Amortization expense charged to operations in 1999, 1998 and 1997 was $8,716, $8,737, and $8,695,
      respectively.


      Software development costs
      --------------------------

      The Company capitalizes internal software development costs in accordance with Statement of Financial Accounting Standards No. 86. The capitalization of these costs begins when a product's technological feasibility has been established and ends when the product is available for general release to customers. The Company uses the working model approach to establish technological feasibility. Amortization is computed on an individual product group on the straight-line method over the estimated economic life of the product. Currently, the Company is using an estimated economic life of three years for all capitalized software costs. Amortization expense was $106,550, $63,330, and $45,363 for 1999, 1998, and 1997, respectively. Unamortized cost on capitalized software as of September 30, 1999 and 1998 was $153,237 and $181,332, respectively.


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

                         RADIANT TECHNOLOGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS



1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
------------------------------------------------------------

      Earnings per common share
      -------------------------

      Earnings per common share is computed by dividing reported earnings by the weighted average number of common shares outstanding during the respective periods. Common stock equivalents were excluded from the computation of earnings per share in 1999 and 1997 because the effect of including such equivalents in the computation would have been anti-dilutive.

      Fair value of financial instruments
      -----------------------------------

      The fair value of financial instruments, consisting principally of short-term debt payable is based on interest rates available to the Company and comparison to quoted prices. The fair value of these financial instruments approximates carrying value.

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

      Reclassifications
      -----------------

      Certain items in the 1997 and 1998 financial statements have been reclassified to conform with the 1999 presentation.

                         RADIANT TECHNOLOGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS



2.    CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS
------------------------------------------------------------

      The Company, from time to time, has cash deposits at financial institutions in amounts in excess of federally-insured limits. The Company believes that credit risk related to its cash deposits is limited due to the quality of the financial institutions.

      The Company's customers are located in several geographic markets, primarily in the United States, Middle East, Europe and Pacific Rim countries and are concentrated within three industries. To minimize the risk of loss, the Company routinely assesses the financial strength of its customers, and may require a substantial downpayment prior to commencing machine production.


      Net accounts receivable by geographic markets are as follows:

               COUNTRIES                   1999                      1998
            --------------------    ------------------       -------------------
            European                        51%                      16%
            United States                   28%                      52%
            Middle East                     21%                       -
            Pacific Rim                      -                       16%
            NAFTA                            -                       16%
                                    ------------------       -------------------
                                           100%                      100%
                                    ==================       ===================


      During 1999, 1998 and 1997, the five largest customers represented 52, 53 and 63 percent of revenues, respectively. At September 30, 1999 and 1998 the five largest balances represented 72 and 66 percent, respectively, of total accounts receivable.


3.    ACCOUNTS RECEIVABLE
-------------------------

                                                    1999            1998
                                                -------------   -------------
          Trade receivables                      $   802,123     $   603,277
          Allowance for doubtful accounts           (210,817)        (37,500)
                                                -------------   -------------

                                                 $   591,306     $   565,777
                                                =============   ==============

                         RADIANT TECHNOLOGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


3.    ACCOUNTS RECEIVABLE (CONTINUED)
-------------------------------------


      Activity relating to the allowance for doubtful accounts and sales returns is as follows:

                                                 1999            1998             1997
                                             -------------   -------------   -------------
      Balance at beginning of year           $     37,500    $     37,500    $     86,000

      Provision                                   183,807           3,500          17,800

      Write offs                                  (10,490)         (3,500)        (66,300)
                                             -------------   -------------   -------------

      Balance at end of year                 $    210,817    $     37,500    $     37,500
                                             =============   =============   =============


4.    INVENTORIES
-----------------

                                                       1999            1998
                                                   -------------   -------------
      Raw materials                                $   358,778     $    461,931
      Work in process                                  183,774           81,676
      Finished goods                                    31,354                -
                                                   -------------   -------------

                                                       573,906          543,607

      Allowance for obsolescence inventories          (140,000)        (100,000)
                                                   -------------   -------------

                                                   $   433,906     $    443,607
                                                   =============   =============


      Activity relating to the allowance for obsolescence inventories is as follows:

                                                 1999            1998            1997
                                             -------------   -------------   -------------
      Balance at beginning of year           $    100,000    $    100,000    $    179,000

      Provision                                    40,000          39,000          15,000

      Write offs                                        -         (39,000)        (94,000)
                                             -------------   -------------   -------------

      Balance at end of year                 $    140,000    $    100,000    $    100,000
                                             =============   =============   =============

                         RADIANT TECHNOLOGY CORPORATION
                         NOTES TO FINANCIAL STATEMENTS



5.    EQUIPMENT
---------------

                                             Life in years              1999                    1998
                                           ------------------     ------------------     -------------------
      Machinery and equipment                      7                  $     384,270           $     372,262
      Office furniture and equipment               7                         66,371                  51,116
      Leasehold improvements                       5                         53,226                  53,226
      Vehicles                                     5                         15,050                  15,050
      Capitalized computer software                3                        397,714                 319,259
                                                                  ------------------     -------------------

                                                                            916,631                 810,913

      Less:  accumulated depreciation and amortization                     (494,830)               (308,535)
                                                                  ------------------     -------------------

                                                                      $     421,801           $     502,378
                                                                  ==================     ===================



      Depreciation and amortization expense for 1999, 1998, and 1997 was $186,295, $170,802, and $110,229, respectively.


6.    SHORT-TERM DEBT
---------------------

      The Company's borrowings are at LIBOR plus 2 7/8 percent and due on demand.


7.    ACCRUED EXPENSES
----------------------

                                                     1999               1998
                                                 -------------     -------------

      Payroll and related items                  $     96,173      $     78,916
      Commissions                                      79,100            37,185
      Warranties                                       40,000            40,000
      Other                                            20,768            41,783
                                                 -------------     -------------
                                                 $    236,041      $    197,884
                                                 =============     =============

                         RADIANT TECHNOLOGY CORPORATION
                         NOTES TO FINANCIAL STATEMENTS


8.    COMMITMENTS AND CONTINGENCIES
-----------------------------------

      Operating leases
      ----------------

      In November 1996 the Company signed a five year lease on a building in Fullerton, California. Base monthly rent is $10,600 plus common area charges of approximately $3,400 per month. The Company also leases office equipment under operating leases expiring in various years through 2002. Minimum future lease payments under non-cancelable operating leases are:

        Year ending September 30,

                2000                                       175,968
                2001                                       175,512
                2002                                        71,524
                                                    ---------------
                                                         $ 423,004
                                                    ===============


      Rent expense for 1999, 1998 and 1997 was $172,228, $150,090, and $147,200,
      respectively.


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


9.    STOCKHOLDERS' EQUITY
--------------------------

      Preferred stock
      ---------------
      At September 30, 1999 and 1998 there were 5,000,000 authorized shares of preferred stock, of which no shares were issued and outstanding.

      Common stock
      ------------
      The Company has authorized 24,000,000 shares of no par value common stock. At September 30, 1999 and 1998, 1,895,638 shares were issued and outstanding.

                         RADIANT TECHNOLOGY CORPORATION
                         NOTES TO FINANCIAL STATEMENTS


9.    STOCKHOLDERS' EQUITY (CONTINUED)
--------------------------------------

      EMPLOYEE STOCK OPTIONS
      ----------------------

      Incentive and non-statutory option plan
      ---------------------------------------

      The Company adopted an incentive and non-statutory stock option plan which provides for granting options to key employees and officers. Under the plan, options up to 1,000,000 shares may be granted at a price not less than the fair market value of such shares on the date of the grant, and the maximum term of each option may not exceed ten years. With respect to any participant who owns stock possessing more than 10% of the voting rights of the Company's outstanding capital stock, the exercise price of any stock option must not be less than 110% of the fair market value on the date of the grant and the maximum term may not exceed five years. On January 22, 1998 and April 15, 1999 the Board authorized options to purchase 70,000 and 100,000 shares, respectively. Of these shares, 120,000 have been granted at an exercise price that was at or above the market price on the date of the grant. The options vest between January 5, 2000 and March 22, 2002 and expire three years from the vesting date.

      Non-statutory director options
      ------------------------------

      On September 30, 1996, the Company granted 20,000 non-statutory options to each of three outside board members. The options vested immediately and expire 50% at September 30, 2000 and 50% at September 30, 2001. The option price is $.48 per share, which was equal to the market price at the date of the grant.

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

                         RADIANT TECHNOLOGY CORPORATION
                         NOTES TO FINANCIAL STATEMENTS


9.    STOCKHOLDERS' EQUITY (CONTINUED)
--------------------------------------

      Stock options (continued)
      -------------------------

      The following table summarizes shares under option, including options both under the Plan and outside the Plan, for the years ended September 30, 1999 and 1998:

                                                                 Weighted
                                 Number of        Price           Average
                                  Shares        Per Share     Exercise price     Exercisable
                               -------------- --------------  ----------------  ---------------
     September 30, 1997              519,666   $.0625-.48          $0.19               439,666
                               -------------- --------------  ----------------  ===============

     Granted                          50,000      $0.75            $0.75
     Exercised                       (28,000)  $.0625-.48          $0.33
     Canceled                        (45,000)  $.3125-.375         $0.36
                               -------------- --------------  ----------------

     September 30, 1998              496,666   $.0625-.75          $0.22               446,666
                               -------------- --------------  ----------------  ===============

     Granted                          70,000   $0.75-1.175         $1.05
     Exercised                             -           -              -
     Canceled                              -           -              -
                               -------------- --------------  ---------------

     September 30, 1999              566,666   $.0625-1.175        $0.32               446,666
                               ============== ==============  ==================  ===============



      The following information applies to employee options outstanding at September 30, 1999:

                                          Weighted Average    Weighted
                                             Remaining         Average
           Range of           Number of     Contractual       Exercise
          exercise prices      Shares       Life (Years)        Price
         ----------------  -------------  ----------------  --------------
            $0.0625             10,000           1              $0.06
            $0.075             346,666           4              $0.08
             $0.48              90,000           2              $0.48
             $0.75              70,000           4              $0.75
            $1.175              50,000           5              $1.175
                           -------------                    --------------
                               566,666                          $0.32
                           =============                    ==============


      Statement of Financial Accounting Standards 123, "Accounting for Stock-Based Compensation", encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion

                         RADIANT TECHNOLOGY CORPORATION
                         NOTES TO FINANCIAL STATEMENTS


9.    STOCKHOLDERS' EQUITY (CONTINUED)
--------------------------------------

      Stock options (continued)
      -------------------------

      25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

      Had compensation cost for the plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net income/(loss) and earnings/(loss) per share would have been:



                                                         1999            1998
                                                    ------------      ----------
                Net income/(loss):
                   As reported                      $  (475,820)      $  415,587
                   Pro forma                        $  (507,110)      $  377,821

                Basic earnings per share:
                   As reported                      $     (0.25)      $     0.22
                   Pro forma                        $     (0.27)      $     0.20

                Diluted earnings per share:
                   As reported                      $     (0.25)      $     0.18
                   Pro forma                        $     (0.27)      $     0.17



      These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before 1996. In addition, potential deferred tax benefits of approximately $12,500, $15,000, and $19,200 in 1999, 1998 and
      1997, respectively, have not been reflected in the pro forma amounts due to the uncertainty of realizing any benefit. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 1999, 1998 and 1997:

          Expected life (years)                           4
          Risk-free interest rate                     6.00%
          Volatility                                   100%
          Expected dividends                           None

      The weighted fair value of options granted during the years ended September 30, 1999 and 1998 for which the exercise price approximated the market price on the grant date was $.21 and $.58, respectively.

                         RADIANT TECHNOLOGY CORPORATION
                         NOTES TO FINANCIAL STATEMENTS


10.   INCOME TAXES
------------------

      Income tax expense (benefit) consisted of the following:

                                         1999          1998           1997
                                     -------------  ------------  --------------

       Current tax expense                    $ -       $51,000        $ 12,000
       Deferred tax benefit                     -             -        (170,000)
                                     -------------  ------------  --------------
                                              $ -       $51,000       $(158,000)
                                     =============  ============  ==============


      Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax income from continuing operations in 1999, 1998 and 1997 as a result of the following:

                                                             1999           1998            1997
                                                        -------------   -------------   -------------
     Continuing operations:
         Federal expected tax expense (benefit)         $   (167,000)   $    159,000    $    147,000
         State expected tax expense (benefit)                (48,000)         44,000          40,000
         Inventory allowance                                 (40,000)        (25,000)        (32,000)
         Accounts receivable allowance                       (42,000)              -         (19,000)
         Moving expense accrual                                    -               -         (36,000)
         Depreciation timing differences                      20,000          32,000          14,000
         Deferred tax valuation allowance                    277,000               -        (170,000)
         Use of NOL carryforwards - federal                        -        (159,000)        (88,000)
         Use of NOL carryforwards - state                          -               -         (14,000)
                                                        -------------   -------------   -------------
                                                        $          -    $     51,000    $   (158,000)
                                                        =============   =============   =============

      The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at September 30, 1999 and 1998 are as follows:

                                                    1999                1998
                                               -------------       -------------

      Net operating loss carryforwards            $ 516,000           $ 360,000
      Allowance for slow moving inventories          56,000              34,000
      Allowance for doubtful accounts                32,000              15,000
      Other                                          (1,000)           (144,000)
                                               -------------       -------------

      Deferred tax assets                           603,000             265,000

      Less valuation allowance                     (433,000)            (95,000)
                                               -------------       -------------

      Net deferred tax asset                   $    170,000        $    170,000
                                               =============       =============

                         RADIANT TECHNOLOGY CORPORATION
                         NOTES TO FINANCIAL STATEMENTS


10.   INCOME TAXES (CONTINUED)
------------------------------


      During 1998 the Company reduced the valuation allowance to reflect the deferred tax assets utilized in fiscal 1998. The recognized deferred tax asset is based upon expected utilization of the net operating loss carryforwards and reversal of certain temporary differences. The ultimate realization of the deferred tax asset will require aggregate taxable income of approximately $1,486,000 in future years.

      At September 30, 1999, the Company had net operating loss carryforwards for federal and state income tax purposes expiring as follows:

                                           FEDERAL            STATE
                                      ------------------------------------

                  2002                      $         -         $ 209,506
                  2007                          433,811                 -
                  2009                          620,976                 -
                  2014                          431,356                 -
                                      ------------------------------------

                                            $ 1,486,143         $ 209,506
                                      ====================================


      Federal investment credit and other general business credit carryforwards total $35,600 and $105,500, respectively, and expire at various dates through 2003.


11.   BASIC AND DILUTED EARNINGS/(LOSS) PER SHARE
-------------------------------------------------

      The following tables illustrate the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted earnings/(loss) per share computations.

                                                          1999            1998            1997
                                                      -------------   --------------  -------------
      BASIC EARNINGS/(LOSS) PER SHARE:
      --------------------------------

        Numerator
        ---------
            Net income/(loss)                            $(475,820)      $  415,587     $  591,812
                                                      =============   ==============  =============

        Denominator
        -----------
            Basic weighted average number of common
            shares outstanding during the period         1,895,638        1,875,474      1,867,638
                                                      =============   ==============  =============

      Basic net income/(loss) per share                  $   (0.25)      $     0.22     $     0.32
                                                      =============   ==============  =============

                         RADIANT TECHNOLOGY CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

                                                                1999               1998               1997
                                                           ----------------   ----------------   ----------------
      DILUTED EARNINGS/(LOSS) PER SHARE:
      ----------------------------------
        Numerator
        ---------
            Income/(loss)                                      $   (475,820)      $    415,587       $    591,812
                                                            ================   ================   ================

        Denominator
        -----------
            Weighted average number of common
                 shares used in basic earnings per share          1,895,638          1,875,474          1,867,638

        Effect of dilutive securities:

             Stock options (1)                                            -            401,622                  -
                                                            ----------------   ----------------   ----------------

            Weighted number of common shares
                 and dilutive potential common stock
                 used in diluted earnings per share               1,895,638          2,277,096          1,867,638
                                                            ================   ================   ================


      Diluted earnings/(loss) per share                        $      (0.25)      $       0.18       $       0.32
                                                            ================   ================   ================

      (1) Stock options were anti-dilutive for the years ended September 30, 1999 and 1997. See Note 10 for stock option activity.



12.   EMPLOYEE BENEFIT PLAN
---------------------------

      The Company's 401(k) plan was re-activated during fiscal 1996. All employees are eligible as long as they are 21 years of age and have completed one year of employment. The plan provides for contributions by the Company in such amounts as management may determine. Contribution expense charged to operations in 1999 was $13,027. No expense was charged to operations in 1998 or 1997.