Form 10-Q
period 1999-12-31
RADIANT TECHNOLOGY CORP
filed 2000-02-14
CIK 310235

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D. C. 20549


                                    FORM 10Q

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934
                     For the Quarter ended December 31, 1999

Commission File Number 0-10125

                         Radiant Technology Corporation
                         ------------------------------
             (Exact name of registrant as specified in its charter)

          California                                            95-2800355
-------------------------------                              ----------------
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

Yes  X     No

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, no par value                                1,895,678
--------------------------                         ----------------------
        (Class)                               (Outstanding at December 31, 1999)

                         RADIANT TECHNOLOGY CORPORATION

                                      INDEX



Part I Financial Information:...........................................Page No.

    Condensed Balance Sheets- December 31,  1999 (unaudited)
      and September 30, 1999 (audited)........................................3

    Condensed Statement of Operations - Three Months
       Ended  December 31, 1999 and 1998 (unaudited)..........................4

    Condensed Statement of Cash Flows - Three Months
       Ended December 31, 1999 and 1998 (unaudited)...........................5

    Notes to Condensed Financial Statements (unaudited).......................6

    Management's Discussion and Analysis of Financial
    Condition and Results of Operation........................................6


Part II Other Information

    Legal Proceedings and Exhibits............................................6

    Signature Page............................................................7

                         RADIANT TECHNOLOGY CORPORATION
                          PART I FINANCIAL INFORMATION

Item 1. Financial Statements

                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS
                                     ------


                                                           December 31      September 30
                                                               1999             1999
                                                          -------------     -------------
Current Assets:
         Cash                                             $    386,422       $ 2,384,902
         Accounts Receivables - Net                          1,162,001           591,306
         Inventories                                           434,970           443,906
         Prepaid Expenses and Other                                -                 -
         Deferred Taxes                                        170,000           170,000
                                                          -------------     -------------

            Total Current Assets                             2,153,393         3,510,114

   Machinery and Equipment - Net                               388,614           421,801
   Other Assets                                                 52,317            59,164
                                                          -------------     -------------

         Total Assets                                     $  2,594,324      $  4,061,079
                                                          -------------     -------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
         Notes Payable                                             -        $  1,500,000
         Accounts Payable                                       73,732           176,123
         Accrued Expenses                                      205,310           236,041
         Customer Deposits                                     146,579            18,747
         Income Tax Payable                                        -                 -
                                                          -------------     -------------

         Total Liabilities                                     425,621         1,930,911


Stockholders' Equity
         Common Stock, no par value                          1,153,108         1,153,108
          Retained Earnings                                  1,015,595           977,060
                                                          -------------     -------------

         Total Stockholders' Equity                          2,168,703         2,130,168
                                                          -------------     -------------

Total Liabilities and
         Stockholders' Equity                             $  2,594,324      $  4,027,079
                                                          =============     =============

                         RADIANT TECHNOLOGY CORPORATION
                     PART I FINANCIAL INFORMATION-CONTINUED
                        CONDENSED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                              DECEMBER 31
                                                    ----------------------------
                                                        1999             1998
                                                    ------------    ------------

NET SALES                                           $   866,176     $   696,853
COST OF SALES                                           504,907         371,258
                                                    ------------    ------------

GROSS PROFIT                                            361,271         325,595
OPERATING EXPENSE                                       331,687         328,612
                                                    ------------    ------------

OPERATING INCOME                                         29,584          (3,017)
OTHER INCOME - INTEREST                                   8,951          16,206
                                                    ------------    ------------

INCOME BEFORE
PROVISION FOR TAXES                                      38,535          13,189

PROVISION FOR TAXES                                         -             1,215
                                                    ------------    ------------


NET INCOME                                          $    38,535     $    11,974
                                                    ============    ============

EARNINGS PER SHARE:
-------------------
NET INCOME PER SHARE                                      $0.02           $0.01
WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING-RESTATED                         1,895,678       1,895,678

                         RADIANT TECHNOLOGY CORPORATION
                     PART I FINANCIAL INFORMATION-CONTINUED
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                       THREE MONTHS ENDED
                                                                           December 31
                                                                     1999             1998
                                                                 -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME                                                    $     38,535    $     11,974
ADJUSTMENTS TO RECONCILE NET INCOME BEFORE
EXTRAORDINARY ITEM TO NET CASH PROVIDED
BY OPERATING ACTIVITIES:
    DEPRECIATION AND AMORTIZATION                                      44,708          44,295
CHANGES IN ASSETS AND LIABILITIES:
     ACCOUNTS RECEIVABLE                                             (570,695)        (61,282)
     INVENTORIES                                                       (1,064)        (33,555)
     PREPAID EXPENSES & OTHER ASSETS                                      -           (76,538)
     OTHER ASSETS                                                       4,668             -
     ACCOUNTS PAYABLE                                                (102,391)         67,871
     ACCRUED EXPENSES                                                 (30,731)        (27,287)
     CUSTOMER DEPOSITS                                                127,832         (85,291)
      INCOME TAX PAYABLE                                                  -             1,215
                                                                 -------------   -------------

NET CASH PROVIDED BY OPERATING
 ACTIVITIES                                                           489,137        (154,598)


CASH FLOWS FROM INVESTING ACTIVITIES:
   PAYMENTS FOR PURCHASE OF PROPERTY AND
    EQUIPMENT                                                          (9,343)            -
                                                                 -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     REPAYMENT OF LINE OF CREDIT                                   (1,500,000)            -
                                                                 -------------   -------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                (1,500,000)            -

NET INCREASE (DECREASE) IN CASH                                    (1,998,480)       (154,598)

CASH AT BEGINNING OF PERIOD                                         2,384,902       2,426,710
                                                                 -------------   -------------

CASH AT END OF PERIOD                                            $    386,422    $  2,272,112
                                                                 =============   =============

                         RADIANT TECHNOLOGY CORPORATION
                    PART I FINANCIAL INFORMATION - CONTINUED
                   Notes to Condensed Financial Statement for
                                December 31, 1999
                                   (UNAUDITED)

ITEM 1 - Notes

1.       General

         The accompanying unaudited consolidated financial statements of Radiant Technology Corporation (the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended September 30, 1999.

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

                None.


Item 6.         Reports on 8-K

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


                                      RADIANT TECHNOLOGY CORPORATION
                                      ------------------------------
                                                (Registrant)



Dated: February 11, 2000                       /s/ L. R. McNamee
                                         ---------------------------------
                                               Lawrence R. McNamee
                                               Chairman of the Board,
                                               Chief Operating Officer,
                                               Chief Executive Officer