Form 10-Q
period 2000-03-31
RADIANT TECHNOLOGY CORP
filed 2000-05-15
CIK 310235

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D. C. 20549


                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15 (d)
                     Of the Securities Exchange Act of 1934
                      For the Quarter ended March 31, 2000

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

Yes  X     No
    ---       ---

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, no par value                               1,905,678
--------------------------                  ------------------------------------
        (Class)                               (Outstanding at March 31, 2000)

                         RADIANT TECHNOLOGY CORPORATION

                                      INDEX


Part I Financial Information:...........................................Page No.

         Condensed Balance Sheets- March 31, 2000
           and September 30, 1999 (unaudited)..............................3

         Condensed Statement of Operations - Three Months
           Ended March 31, 2000 and 1999 (unaudited).......................4

         Condensed Statement of Operations - Six Months
           Ended March 31, 2000 and 1999 (unaudited).......................4

         Condensed Statement of Cash Flows - Three Months
           Ended March 31, 2000 and 1999 (unaudited).......................5

         Condensed Statement of Cash Flows - Six Months
           Ended March 31, 2000 and 1999 (unaudited).......................6

         Notes to Condensed Financial Statements (unaudited)...............7

         Management's Discussion and Analysis of Financial
           Condition and Results of Operation..............................7


Part II Other Information

         Legal Proceedings and Exhibits....................................7

         Signature Page................................................... 8

                                             RADIANT TECHNOLOGY CORPORATION
                                              PART I FINANCIAL INFORMATION
                                                CONDENSED BALANCE SHEETS
                                                       (UNAUDITED)


                                                         ASSETS
                                                         ------

                                                                     March 31,     September 30,
                                                                       2000            1999
                                                                  --------------  --------------
Current Assets:
         Cash                                                     $     691,663   $   2,384,902
         Accounts Receivables - Net                                   1,175,379         591,306
         Inventories                                                    564,200         433,906
         Deferred Income Taxes                                          170,000         170,000
                                                                  --------------  --------------

            Total Current Assets                                      2,601,242       3,580,114

   Machinery and Equipment - Net                                        358,286         421,801
   Other Assets                                                          27,722          59,164
                                                                  --------------  --------------

         Total Assets                                             $   2,987,250   $   4,061,079
                                                                  ==============  ==============

                                          LIABILITIES AND STOCKHOLDERS' EQUITY
                                          ------------------------------------

Current Liabilities:
         Notes Payable                                                        -       1,500,000
         Accounts Payable                                               128,320         176,123
         Accrued Expenses                                               234,216         236,041
         Customer Deposits                                              437,537          18,747
                                                                  --------------  --------------

         Total Liabilities                                              800,073       1,930,911
                                                                  --------------  --------------


Stockholders' Equity
         Common Stock, no par value                                   1,153,733       1,153,108
          Retained Earnings                                           1,033,444         977,060
                                                                  --------------  --------------

         Total Stockholders' Equity                                   2,187,177       2,130,168
                                                                  --------------  --------------
Total Liabilities and Stockholders' Equity                        $   2,987,250   $   4,061,079
                                                                  ==============  ==============

                                             RADIANT TECHNOLOGY CORPORATION
                                         PART I FINANCIAL INFORMATION-CONTINUED
                                           CONDENSED STATEMENTS OF OPERATIONS
                                                       (UNAUDITED)

                                                        THREE MONTHS ENDED             SIX MONTHS ENDED
                                                            MARCH 31,                       MARCH 31,
                                                  ------------------------------  ------------------------------
                                                       2000            1999            2000            1999
                                                  --------------  --------------  --------------  --------------

NET SALES                                         $     991,211   $     834,374   $   1,857,389   $   1,531,227
COST OF SALES                                           668,037         508,703       1,172,944         879,961
                                                  --------------  --------------  --------------  --------------
GROSS PROFIT                                            323,174         325,671         684,445         651,266
OPERATING EXPENSES                                      312,585         333,714         644,272         662,326
                                                  --------------  --------------  --------------  --------------
OPERATING INCOME/(LOSS)                                  10,589          (8,043)         40,173         (11,060)

OTHER INCOME  - INTEREST                                  7,260          12,656          16,211          28,862
                                                  --------------  --------------  --------------  --------------

INCOME BEFORE PROVISION
 FOR TAXES                                               17,849           4,613          56,384          17,802

PROVISION FOR TAXES                                           -               -               -           1,215
                                                  --------------  --------------  --------------  --------------

NET INCOME                                        $      17,849           4,613   $      56,384   $      16,587
                                                  ==============  ==============  ==============  ==============

EARNINGS PER SHARE:

BASIC EARNINGS PER SHARE                          $        0.01   $        0.00   $        0.03   $        0.01

DILUTED EARNINGS PER SHARE                        $        0.01   $        0.00   $        0.02   $        0.01

WEIGHTED AVERAGE
NUMBER OF SHARES
   OUTSTANDING BASIC:                                 1,905,678       1,895,678       1,905,678       1,895,678
   OUTSTANDING DILUTED:                               2,328,012       1,895,678       2,328,012       1,895,678

                                             RADIANT TECHNOLOGY CORPORATION
                                         PART I FINANCIAL INFORMATION-CONTINUED
                                            CONDENSED STATEMENT OF CASH FLOWS
                                                       (UNAUDITED)

                                                                        THREE MONTHS ENDED
                                                                            March 31,
                                                                  ------------------------------
                                                                       2000            1999
                                                                  --------------  --------------

Cash Flows From Operating Activities:
   Net Income                                                     $      17,849           4,613
Adjustments To Reconcile Income To Net
Cash Used In Operating Activities:
   Depreciation And Amortization                                         30,328           5,620
   Changes In Assets And Liabilities:
     Accounts  Receivable                                               (13,378)       (199,020)
     Inventories                                                       (129,230)       (127,366)
     Prepaid Expenses                                                         0          11,248
     Other Assets                                                        24,595          51,860
     Accounts Payable                                                    54,588         (36,942)
     Accrued Expenses                                                    28,906         (25,257)
     Customer Deposits                                                  290,958          13,625
     Income Tax Payable                                                       0         (11,000)
                                                                  --------------  --------------
Net Cash Provided By (Used In) Operating Activities                     304,616        (312,619)
                                                                  --------------  --------------

Cash Flows From Investing Activities:
   Purchase Of Property And Equipment                                         0          (6,215)
                                                                  --------------  --------------

Cash Flows From Financing Activities:
 Borrowing On Line Of Credit                                                  0         100,000
 Stock Issued For Cash                                                      625               0
                                                                  --------------  --------------
Net Cash Provided By Financing Activities                                   625         100,000


Net Increase (Decrease) In Cash                                         305,241        (218,834)
Cash At Beginning Of Period                                             386,422       2,272,112
                                                                  --------------  --------------

Cash At End Of Period                                             $     691,663   $   2,053,278
                                                                  ==============  ==============

                                             RADIANT TECHNOLOGY CORPORATION
                                         PART I FINANCIAL INFORMATION-CONTINUED
                                            CONDENSED STATEMENT OF CASH FLOWS
                                                       (UNAUDITED)

                                                                         SIX MONTHS ENDED
                                                                            March 31,
                                                                  ------------------------------
                                                                       2000            1999
                                                                  --------------  --------------

Cash Flows From Operating Activities:
   Net Income                                                     $      56,384   $      16,587
Adjustments To Reconcile Income To Net
Cash Used In Operating Activities:
   Depreciation And Amortization                                         72,858         102,208
   Changes In Assets And Liabilities:
     Accounts Receivable                                               (584,073)       (260,302)
     Inventories                                                       (130,294)       (160,921)
     Prepaid Expenses                                                         -         (66,761)
     Other Assets                                                        31,442          53,331
     Accounts Payable                                                   (47,803)         30,930
     Accrued Expenses                                                    (1,825)        (48,545)
     Customer Deposits                                                  418,790         (72,881)
     Tax Payable                                                              -          (9,785)
                                                                  --------------  --------------
Net Cash Provided By (Used In) Operating Activities                    (184,521)       (416,139)
                                                                  --------------  --------------

Cash Flows From Investing Activities:
   Purchase Of Property And Equipment                                    (9,343)        (58,508)
                                                                  --------------  --------------

Cash Flows From Financing Activities:
 Borrowing On Line Of Credit                                                  -         200,000
 Stock Issued For Cash                                                      625               -
 Repayment Of Line Of Credit                                         (1,500,000)              -
                                                                  --------------  --------------
Net Cash Provided By Financing Activities                             1,499,375         200,000
                                                                  --------------  --------------


Net Increase (Decrease) In Cash                                      (1,693,239)       (274,647)
Cash At Beginning Of Period                                           2,384,902       2,327,925
                                                                  --------------  --------------

Cash At End Of Period                                             $     691,663   $   2,053,278
                                                                  ==============  ==============

                         RADIANT TECHNOLOGY CORPORATION
                    PART I FINANCIAL INFORMATION - CONTINUED
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

ITEM 1 - NOTES

1.       Use of Estimates
         ----------------

The preparation of consolidated financial statements in conformity with general accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

2.       Interim Financial Information
         -----------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustment (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K.


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

(1)      Material changes in financial condition:
At the quarter ended March 31, 2000 the Company continued to demonstrate an improvement in its financial condition from its year ending September 30, 1999. Earnings for the recent six month period were $56,384 vs. $16,587 in the prior years first six month period. Total Stockholders' Equity stood at $2,187,177 on March 31, 2000 vs. $2,130,168. on September 31, 1999.

                         RADIANT TECHNOLOGY CORPORATION
                    PART I FINANCIAL INFORMATION - CONTINUED
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (CONTINUED)

(2)      Material changes in results of operations:
For the three months ending March 31, 2000 the Company reported Net Sales of $991,211 vs. Net Sales of $834,374 during the same period in 1999. Management attributes the increase sales to efforts expended in the latter part of Fiscal 1999 and early Fiscal 2000. In addition the Company is experiencing a generally better world wide increase in demand for computer related manufacturing tools.

(3) It is hoped that the burden of new product development costs that the Company experienced in its last fiscal year and the present one will result in substantial demand for its new products.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
                N/A


PART II - OTHER INFORMATION


ITEM 1.         LEGAL PROCEEDINGS

                None.

ITEM 2.         CHANGES IN SECURITIES AND USE OF PROCEEDS

                None.

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

                None.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                None.

ITEM 5.         OTHER INFORMATION

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


                                               RADIANT TECHNOLOGY CORPORATION
                                               ------------------------------
                                                  (Registrant)



Dated:  May 12, 2000                           /s/ L. R. McNamee
                                               ------------------------------
                                                   Lawrence R. McNamee
                                                   Chairman of the Board,
                                                   Chief Operating Officer,
                                                   Chief Executive Officer