Form 10-Q
period 2000-06-30
RADIANT TECHNOLOGY CORP
filed 2000-08-01
CIK 310235

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D. C. 20549


                                    FORM 10-Q


                   Quarterly Report Under Section 13 or 15 (d)
                     Of the Securities Exchange Act of 1934
                       For the Quarter ended June 30, 2000

Commission File Number 0-10125

                         Radiant Technology Corporation
                         ------------------------------
             (Exact name of registrant as specified in its charter)

     California                                               95-2800355
----------------------                                     -------------------
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


                                  Inapplicable
         (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X     No
   ------    -------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, no par value                                   1,905,678
--------------------------                ------------------------------------
        (Class)                             (Outstanding at June 30, 2000)

                         RADIANT TECHNOLOGY CORPORATION

                                      INDEX





Part I Financial Information:..........................................Page No.


         Condensed Balance Sheets- June 30, 2000
           and September 30, 1999 (unaudited)..............................3

         Condensed Statement of Operations - Three Months
           Ended June 30, 2000 and 1999 (unaudited)........................4

         Condensed Statement of Operations - Nine Months
           Ended June 30, 2000 and 1999 (unaudited)........................4

         Condensed Statement of Cash Flows - Nine Months
           Ended June 30, 2000 and 1999 (unaudited)........................5

         Notes to Condensed Financial Statements (unaudited)...............6

         Management's Discussion and Analysis of Financial
          Condition and Results of Operation...............................6


Part II Other Information

         Legal Proceedings and Exhibits....................................7

         Signature Page....................................................8

                         RADIANT TECHNOLOGY CORPORATION
                          PART I FINANCIAL INFORMATION
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)


                                     ASSETS


                                                                                June 30,              September 30,
                                                                                    2000                      1999
                                                                           -----------------        -------------------
Current Assets:
         Cash                                                                  $ 799,942               $ 2,384,902
         Accounts Receivables - Net                                            1,201,123                   591,306
         Inventories                                                             690,815                   433,906
         Deferred Income Taxes                                                   170,000                   170,000
                                                                               ----------                ---------

         Total Current Assets                                                  2,861,880                 3,580,114

   Machinery and Equipment - Net                                                 323,044                   421,801
   Other Assets                                                                   54,559                    59,164
                                                                             -----------                ----------

         Total Assets                                                         $3,239,483                $4,061,079
                                                                              ==========                ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
         Notes Payable                                                              -                    1,500,000
         Accounts Payable                                                        156,409                   176,123
         Accrued Expenses                                                        185,283                   236,041
         Customer Deposits                                                       695,679                    18,747
                                                                             -----------                 ---------

         Total Liabilities                                                     1,037,371                 1,930,911
                                                                              ----------                ----------


Stockholders' Equity
         Common Stock, no par value                                            1,153,733                 1,153,108
          Retained Earnings                                                    1,048,379                   977,060
                                                                           -------------              ------------

         Total Stockholders' Equity                                            2,202,112                 2,130,168
                                                                               ---------                ----------
Total Liabilities and
         Stockholders' Equity                                                 $3,239,483                $4,061,079
                                                                             ===========               ===========


                         RADIANT TECHNOLOGY CORPORATION
                     PART I FINANCIAL INFORMATION-CONTINUED
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 THREE MONTHS ENDED                               NINE MONTHS ENDED
                                                        JUNE 30,                                         JUNE 30,
                                                        --------                                         --------

                                              2000                 1999                      2000                   1999
                                              ----                 ----                 ---------                   ----


NET SALES                               $1,013,601             $847,424                $2,870,990             $2,378,651
COST OF SALES                              702,284              497,647                 1,875,228              1,377,608
                                        ----------             --------                 ---------
GROSS PROFIT                               311,317              349,777                   995,762              1,001,043
OPERATING EXPENSES                         305,350              360,694                   949,622              1,023,020
                                           -------            ---------                 ---------              ---------
OPERATING INCOME/(LOSS)                      5,967              (10,917)                   46,140                (21,977)

OTHER INCOME  - INTEREST                     8,972               12,002                    25,179                 40,864
                                       -----------             --------                  --------                -------

INCOME BEFORE PROVISION
 FOR TAXES                                  14,939                1,085                    71,319                 18,887

PROVISION FOR TAXES                          -                     -                         -                     1,215
                                    --------------         ------------                 ---------               --------

NET INCOME                                 $14,939              $,1,085                   $71,319                $17,672
                                         =========             ========                 =========              =========

EARNINGS PER SHARE:

BASIC EARNINGS PER SHARE                     $0.01               $0.00                      $0.04                  $0.01

DILUTED EARNINGS PER SHARE                   $0.01               $0.00                      $0.03                  $0.01

WEIGHTED AVERAGE
NUMBER OF SHARES
   OUTSTANDING BASIC:                    1,905,678            1,895,678                 1,905,678              1,895,678
   OUTSTANDING DILUTED:                  2,254,264            1,895,678                 2,254,664              1,895,678


                         RADIANT TECHNOLOGY CORPORATION
                     PART I FINANCIAL INFORMATION-CONTINUED
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                                            NINE MONTHS ENDED
                                                                                                June   30,
                                                                                      ---------------------------

                                                                                      2000                       1999
                                                                                      ----                       ----
Cash Flows From Operating Activities:
   Net Income                                                                      $71,319                     17,672
Adjustments To Reconcile Income To Net
Cash Used In Operating Activities:
   Depreciation And Amortization                                                   174,065                    157,674
   Changes In Assets And Liabilities:
   Accounts  Receivable                                                           (609,817)                  (277,616)
   Inventories                                                                    (256,909)                  (226,383)
   Prepaid Expenses & Other Assets                                                   4,605                   (117,361)
   Other Expenses                                                                    -                         53,331
   Accounts Payable                                                                (19,717)                    10,699
   Accrued Expenses                                                                (50,756)                   (83,033)
   Customer Deposits                                                               676,933                   (145,026)
   Income Tax Payable                                                                    0                    (21,685)
                                                                                 ------------                 --------
Net Cash Provided By (Used In) Operating
 Activities                                                                        (10,277)                  (631,728)
                                                                               -------------                 ---------

Cash Flows From Investing Activities:
   Purchase Of Property And Equipment                                              (75,308)                   (74,873)
                                                                               -------------                ----------

Cash Flows From Financing Activities:
 Borrowing On Line Of Credit                                                             0                    200,000
 Stock Issued For Cash                                                                 625                          0
                                                                                                                     -
 Repayment Of Line Of Credit                                                    (1,500,000)                     -
                                                                                -----------              -----------
Net Cash Provided By (Used In) Financing
 Activities                                                                     (1,499,375)                   200,000
                                                                                -----------                   -------

Net Increase (Decrease) In Cash                                                 (1,584,960)                  (506,601)
Cash At Beginning Of Period                                                      2,384,902                  2,327,925
                                                                                -----------               -----------

Cash At End Of Period                                                             $799,942                 $1,821,324
                                                                                  ========                 ==========

                         RADIANT TECHNOLOGY CORPORATION
                    PART I FINANCIAL INFORMATION - CONTINUED
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

ITEM 1 - NOTES

1.        Use of Estimates
         -----------------

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

(1)      Material changes in financial condition:
At the quarter ended March 31, 2000 the Company continued to demonstrate an improvement in its financial condition from its year ending September 30, 1999. Earnings for the recent nine month period were $71,319 vs. $17,692 in the prior year's first nine month period. Total Stockholders' Equity stood at $2,202,112 on June 30, 2000 vs. $2,130,168. on September 30, 1999.

                         RADIANT TECHNOLOGY CORPORATION
                    PART I FINANCIAL INFORMATION - CONTINUED
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (CONTINUED)

(2)      Material changes in results of operations:
For the three months ending June 30, 2000 the Company reported Net Sales of $1,013,601 vs. Net Sales of $847,424 during the same period in 1999. Management attributes the increase sales to efforts expended in the latter part of Fiscal 1999 and early Fiscal 2000 in addition to improved market conditions. In addition the Company is experiencing a generally better world wide increase in demand for computer related manufacturing tools.

(3) It is hoped that the burden of new product development costs that the Company experienced in its last fiscal year and the present one will result in substantial demand for its new products.

ITEM 3 - QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
                N/A


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


                                                  RADIANT TECHNOLOGY CORPORATION
                                                  ------------------------------
                                                           (Registrant)



  Dated:   July 31, 2000                            /s/ L. R. McNamee
                                             -----------------------------------
                                                        Lawrence R. McNamee
                                                        Chairman of the Board,
                                                        Chief Operating Officer,
                                                        Chief Executive Officer