Form 10-K
period 2000-09-30
RADIANT TECHNOLOGY CORP
filed 2001-01-02
CIK 310235

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

                 Annual Report pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For the Fiscal Year ended                                Commission File Number
September 30, 2000                                              0 - 10125

                         Radiant Technology Corporation
           (Exact name of the registrant as specified in its charter)

  California                                                     95-2800355
------------------                                             --------------
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                         identification number)

              1335 South Acacia Avenue, Fullerton, California 92831
               (Address of principal executive offices)(zip code)

Registrant Telephone Number, including area code:    (714) 991-0200

Securities registered pursuant to section 12 (b) of the act:   None

Securities registered pursuant to section 12 (g) of the Act:   Common
                                                stock, without par value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No --- ---

         The aggregate market value of the voting stock held by non-affiliates of the registrant was $ 1,906,678 as of November 30,2000.

         Applicable only to registrants involved in bankruptcy proceedings during the preceding five years: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by section 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No --- ---

         The number of shares of the registrant's common stock, no par value, outstanding as of November 30, 2000 was 1,906,678.

         Documents incorporated by reference. Part III Items 10 through 13 of this Form 10-K are incorporated by reference to the registrant's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 19, 2001.

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.


                                     PART 1
                                     ------

ITEM 1 BUSINESS
       ---------

         Radiant Technology Corporation (RTC) was incorporated in California in 1972. Our initial public offering (IPO) was in 1979. The Company is engaged in the marketing, design, manufacture and service of highly precision thermal processing systems that are primarily used by manufacturers of microelectronic componentry. The Company's conveyorized (belt) ovens and furnaces are in worldwide demand to meet ever-changing process requirements in the semiconductor packaging, flat panel display, hybrid thick film firing, multichip module, photovoltaic (solar cell) and printed circuit board assembly industries.

         To obtain financial growth and stability we concentrate on managing the following key elements of its business:

Technological Leadership: We are constantly in contact with our customers soliciting their input for both continued product improvement and new product development. We encourage customers anticipating new thermal processing requirements to contact us regarding their new opportunities and needs.

Customer Diversity: Customers from different facets of the electronics industry are sought and maintained. As demand for the various manufacturing elements in the electronics high technology industry shifts, RTC works to position itself to be ready to be immediately responsive to changing market emphasis.

Service: We concentrate on providing timely, high quality, responsiveness to its customer base. Most service concerns are handled by Phone, FAX or E-mail immediately. Customer Service Engineers, when needed, are dispatched within the day. Internationally, we retains Sales/Service representatives, factory trained, to provide the same level of dedication in placing the concerns and needs of the customer first. Modems are installed in customers equipment, making it possible to analyze and implement customer requests online from Company headquarters.

MARKETS AND PRODUCTS:

The nature and high intensity of the infrared heat produced in our furnaces permits a high rate of heat absorption by the electronic parts processed through them, making them more adaptable to the exacting tolerances and high-speed heating requirements of certain industrial users. Since these ovens and furnaces can be brought up to operating temperatures in a shorter time span, operating at a faster conveyor belt speed, require less floor space and use less electric energy, operating costs are significantly lower than for conventional ovens and furnaces.

     Our near infrared processing systems are principally in demand for the following applications:

Semiconductor Packaging: In recent years, flip chip packaging technology has gained widespread acceptance. The first process, called wafer bumping, involves a reflow solder process to form the solder balls on all of the input/output (I/O) pads on the wafer. Because of the extremely small geometries involved, in some instances this process is best accomplished in a hydrogen atmosphere. RTC offers a high temperature furnace for this application, equipped with the hydrogen package, providing a re-flow process in a 100% hydrogen atmosphere. For a second process, called "chip joining", RTC offers both a near infrared or forced convection oven. RTC's D-series ovens are well suited for low temperature curing applications such as "under-fill" epoxy or curing epoxy glob tops for chip on board manufacturers.

For more traditional chip packaging technologies, RTC offers an AG-series furnace designed specifically for the silver-glass die-attach process. A critical thermal profile is required to achieve the proper mechanical and thermal properties of the silver-glass material. Other packaging thermal processes such as final lid sealing (metal or glass) and lead frame embed or pin brazing are easily accomplished in RTC's furnaces.

Photovoltaics: For well over a decade, RTC has been the major supplier of sintering furnaces used by photocell manufacturers for firing metallized inks to form the front-side contacts and the back-side fields on the individual solar cells. The product ideally suited for sintering of the metallized inks is our C-series furnace. In recent years, RTC customers have been using a special version of our furnaces for phosphorus diffusion. An extremely precise thermal process is required for phosphorus diffusion as this step ultimately determines the cell's efficiency in generating power when exposed to sunlight.

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

MARKETING, SALES AND CUSTOMERS

         We sell our products throughout the world, primarily to organizations engaged in the microelectronics manufacturing. RTC maintains direct sales offices in the United States. Internationally the Company is represented through independent sales/service organizations. Note 1 to the Financial Statements depicts a breakdown of international sales.

         Customers evaluate furnace vendors on their technological leadership resulting in high process yield of material produced. This primary benefit combined with high up time, low meantime between failure, MTBF, quick reliable service and spare parts response time combine to produce low cost of equipment ownership.

     Two   customers,   AMD  and  Astro  Power   accounted  for  17%,  and  15%,
respectively, of RTC's revenue in fiscal year 2000. In 1999, they were: AMD 18% and AVX 13%. In 1998, they were: AMD 18%, Astro Power 11% and Plasmaco 11%.

         The Company does not experience a seasonal demand for its product. Rather the demand for product, as above, is dependent on the demand for new manufacturing equipment.

BACKLOG

         We regard as backlog all signed purchase orders received from customers for delivery at specified dates. At September 30, 2000, the backlog was $3,203,427 vs. $595,401 in 1999, and $796,430 in 1998. This backlog of orders will be completed over a three to five month period. There can be no assurance that backlog will be replicated or increased or translated into higher revenues in the future. The success of our business depends on a multitude of factors that are out of our control.

RESEARCH AND DEVELOPMENT

         Research and Development expenses are charged to specific product enhancement activities and new product development. Research and Development expenses were $230,599, $282,766, and $250,964 in fiscal 2000, 1999 and 1998, respectively, which represents primarily the development of three new products, which it hopes will provide significant value to future years income. It is more ideal, theoretically, to have this many new products developed over a longer period of time. However, the opportunities of the market place dictated dedication to increased product development at this time.

COMPETITION

         We confront competition from two primary domestic companies: BTU International, and Sierra-Therm. There are numerous other competitors both domestically and internationally.

         We believe that we are one of the principal manufacturers of conveyorized, controlled atmosphere, variable speed, high temperature infrared furnaces used in the manufacture of precision, microelectronic circuitry for the semiconductor, solar cell, hybrid micro circuits and general electronic industries. The competitive environment in the market for ovens and furnaces is based on superior technology, design and delivery and ultimate cost of ownership over initial purchase price. The Company believes that its higher temperature near infrared products are more technologically advanced than that of the conventional products of its competitors. The Company has patents issued and pending covering the basic technology involved in the principal markets. See "Patents" below.

MATERIAL

         We purchase raw materials, mechanical parts and electronic components. It manufactures most of its sheet metal and some mechanical and electronic components. Alternative sources of material exist for nearly all parts, components and materials. We have selected a single source supplier for much of its electronic componentry, due to high levels of quality and service. Should this favorable condition degenerate, an alternative supplier can be found but not without initial extra cost expenditures.

PATENTS

         We own a number of current patents on its products issued from 1983 to 1997. It also has patents pending. Its patents are the result of its creative energies and innovative technology. RTC believes that it must continually work to maintain technological leadership for its customer base. We further believe that patents may prove creativity and provide competitive hurdles. However, it is primarily attention to customer service with high quality products, produced in a timely manner, ultimately providing the customer with low cost of ownership that provide us our most competitive strength.

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

TRADEMARKS

         We have registered trademark No. 1425668, "RTC radiant technology corporation", with the United Stated patent and Trademark Office on January 20, 1987. The trademark is in force for twenty years. The Company registered trademark No. 1556707, "MEZZANINE", with the United States Patent and Trademark Office on September 19, 1989. The trademark is in force for twenty years.

EMPLOYEES

         We employed 49 full-time individuals as of November 30, 2000.

WARRANTY

         We warrant our ovens and furnaces against defects existing at the time of shipment for material and workmanship under normal use and service for a period of one year on parts, and for ninety days on labor after shipment to an original user. Under this warranty, the Company will provide, F.O.B. Anaheim, repair or replacement, at its own cost, any heating elements, SCR control packages, printed circuit boards, components, and conveyor speed controls (including digital readouts) which, within the warranty period, are proved to the satisfaction of the Company to have been defective.

GOVERNMENTAL REGULATIONS

         The operations of the Company are subject to various federal and state laws and regulations. Management believes the Company is in substantial compliance with all applicable laws and regulations. The cost of compliance has not been a significant burden to the Company.

ITEM 2. PROPERTIES
        ----------

         Our executive offices and manufacturing facility are located in a quality industrial park where expansion may be possible.

         The 25,000 square foot building is leased for 5 years with an option to renew for an additional 5 years. See Note 8 to the financial Statements, for more detail.


ITEM 3. LEGAL PROCEEDINGS
        -----------------

     There are no legal proceedings pending at the time of this report.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of FY 2000.


                                    PART II
                                    -------


ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTER
        ---------------------------------------------------------------------

     The Company's common stock is quoted on the OTC Bulletin Board. The table below sets forth the representative high and low bid prices for the common stock during each calendar period indicated. The Quotations represent interdealer prices without adjustments for retail mark-ups, mark-downs or commissions and consequently do not necessarily reflect actual transactions.

        Year Ended
        September 30
                                              2000                              1999
                                       HIGH             LOW             HIGH               LOW

        1st Quarter.................   $ 1.25         $ .437          $ 1.75              $.78125
        2nd Quarter.................     4.00           .656            1.03125            .53125
        3rd Quarter.................     1.375          .625            1.125              .40625
        4th Quarter.................     1.00           .625            1.01               .375


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

         SHAREHOLDERS OF RECORD: As of September 30, 2000, the number of record holders of the Company's Common Stock was 409.


ITEM 6. SELECTED FINANCIAL DATA
        -----------------------

     The following  table  summarizes  certain  selected  financial  data of the
Company:

Operating Data
--------------
(in thousands) except per share                                     Year Ended September 30
                      information                                   -----------------------
                                                          2000            1999         1998
                                                          ----            ----         ----

Net Sales                                                 $4,717          $3,337       $4,686

Income (Loss) From Continuing Operations                     301            (476)         466
Income (Loss) Before Amortization,
 Depreciation, and Income Taxes                              494            (281)         600
Total Assets                                               4,551           4,061         4063

Long-term  debt                                                0               0            0

Per Share Information:
Income (Loss) From Continuing Operations                        .16            (.25)         .25
Income (Loss) Before Amortization,
 Depreciation, and Income Taxes                                 .26            (.15)         .32

Net Income (Loss)                                               .15            (.25)         .22

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

GENERAL

         We pioneered the design and application of near infrared high temperature furnaces with the semiconductor manufacturing and electronics assembly markets. RTC products are now principally used by manufacturers of semiconductor packaging, solar cells, flat panel displays, printed circuit boards, hybrid thick film and multichip modules. New and inventive uses of the product line for other applications continue to be discovered.

RESULTS OF OPERATIONS

         Revenues were $4.7 million, $3.3 million and $4.6 million in fiscal years 2000, 1999 and 1998 respectively, representing an increase of 42% from 1999 to 2000 and a decrease of 28% from 1998 to 1999. The increase in fiscal year 2000 was primarily attributable to increased volume shipments as a result of increased sales orders from existing customers.

         Cost of sales consists of costs related to the purchase of raw materials, assembled and subcontracted parts, services provided by third party suppliers, as well as costs arising from in house manufacturing support operations and the costs to run it. Cost of sales as a percentage of revenues was 65.4%, 68.5% and 65.0% for fiscal years 2000, 1999 and 1998 respectively. RTC continues to use the latest technology available in an effort to reduce both cost of revenues (and the maintenance of optimal inventory levels) and operating expenses, and ultimately increase overall company profits.

         Research and development expense expressed as a percentage of revenues was 4.9%, 8.4% and 5.4% in fiscal years 2000, 1999 and 1998 respectively. These reflects costs related to the design of three new products, new product development and product enhancements for existing standard products. These costs are essential to the Company's long term future, a future that can move very quickly in the high technology field.

         Selling, general and administrative expenses represented 20.0%, 32.8% and 17.0% of total revenues in fiscal years 2000, 1999 and 1998 respectively. The increase in 1999 was attributed to increased bad debts.

         Interest income, net of interest expense, for fiscal year 2000 was approximately .8% of revenues compared to 1.3% and .9% in fiscal years 1999 and 1998 respectively.

         RTC incurred a pre-tax income of $300,729 or $0.15 per share for fiscal ended 2000 compared to a pre-tax loss of $(475,820) or $(0.25) per share for fiscal 1999. This change is attributed principally to the increase in revenues and decrease in selling, general and administrative expenses for the fiscal ended 2000 over the comparable period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Our consolidated cash decreased from $2,384,902 at September 30, 1999 to $1,528,383 at September 30, 2000. The decrease of $856,519 is attributable to decreased net cash provided by financing activities of $998,625 and offset by cash used in operating activities of $171,039. Management believes that the expected revenues from operations of RTC will be sufficient to provide adequate cash to fund anticipated working capital and other cash needs. There may be occasional periods when short-term borrowing will be utilized, although little of this type of activity is foreseen.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

         Inapplicable.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

         The following are included in this 10-K as exhibits:

         1.     Report of Independent Certified Public Accountants
         2.     Balance Sheets as of September 30, 2000 and 1999.
         3. Statements of Operations for the years ended September 30, 2000, 1999, 1998.
         4. Statements of Stockholders' Equity for the years ended September 30, 2000, 1999, 1998.
         5. Statements of Cash Flows for the years ended September 30, 2000, 1999, 1998.
         6.     Notes to Financial Statements.


ITEM 9.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
           FINANCIAL DISCLOSURE
         ----------------------------------------------------------------------

           None.


                                    PART III
                                    --------


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

         The response to this item is incorporated herein by reference to the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on April 19, 2001.


ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

     The response to this item is incorporated herein by reference to the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on April 19, 2001.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

     The response to this item is incorporated herein by reference to the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on April 19, 2001.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

     The response to this item is incorporated herein by reference to the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on April 19, 2001.

                                     PART IV
                                     -------


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
          ----------------------------------------------------------------

(a)      (1)      Financial Statements

         The following financial statements are included in this Form 10-K:
                                                                                                 Page No.

1.       Report of Independent Certified Public Accountants.                                         12
2.       Balance Sheets as of September 30, 2000 and 1999.                                           13
3.       Statements of Operations for the years ended September 30, 2000, 1999 and 1998.             14
4.       Statements of Stockholders' Equity for the years ended September 30, 2000, 1999 and 1998.   15
5.       Statements of Cash Flows for the years ended September 30, 2000, 1999 and 1998              16-17
6.       Notes to Financial Statements                                                               18-31
         (2)      Financial Statements Schedules
                           None.

         (3)      Exhibits


Exhibit No.     Description                                             Page No.
-----------     -----------                                             --------

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


Dated:       December 22, 2000

                                           RADIANT TECHNOLOGY CORPORATION



                                      By:      /s/ L. R. McNamee
                                      ------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons on behalf of the registrant in the capacities and on the dates indicated.


  /s/ L. R. McNamee                                           December 22, 2000
-----------------------------------
Lawrence R. McNamee
Chairman of the Board and a Director
(Principal Financial Officer and
 Principal Executive Officer)

  /s/ C. T. Richert                                           December 22, 2000
-----------------------------------
Carson T. Richert
President and a Director

  /s/ R. B. Thompson                                          December 22, 2000
-----------------------------------

Robert B. Thompson
Director

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------





The Board of Directors and Stockholders
Radiant Technology Corporation


We have audited the accompanying balance sheets of Radiant Technology Corporation as of September 30, 2000 and 1999, and the related statements of operations, stockholders' equity and cash flows for each of the years in the three year period ended September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Radiant Technology Corporation as of September 30, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2000 in conformity with generally accepted accounting principles.




                                             CACCIAMATTA ACCOUNTANCY CORPORATION



Irvine, California
November 15, 2000


                         RADIANT TECHNOLOGY CORPORATION

                                BALANCE SHEET

                                                             SEPTEMBER 30,
                                                     ----------------------------
                                                        2000              1999
                                                     -----------      -----------
                                        ASSETS

CURRENT ASSETS:
  Cash and equivalents                               $1,528,383       $2,384,902
  Accounts receivable                                 1,844,418          591,306
  Inventories                                           689,133          433,906
  Prepaid expenses                                       42,411                -
  Deferred taxes                                        170,000          100,000
                                                     -----------      -----------

   Total current assets                               4,274,345        3,510,114

PROPERTY AND EQUIPMENT                                  265,671          421,801

DEFERRED TAXES                                                -           70,000

OTHER                                                    11,443           59,164
                                                     -----------      -----------

                                                     $4,551,459       $4,061,079
                                                     ===========      ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term debt                                    $  500,000       $1,500,000
  Accounts payable                                      397,164          176,123
  Accrued expenses                                      254,754          236,041
  Income taxes payable                                   13,000                -
  Customer deposits                                     967,269           18,747
                                                     -----------      -----------
    Total current liabilities                         2,132,187        1,930,911

STOCKHOLDERS' EQUITY:
  Preferred stock                                             -                -
  Capital stock                                       1,154,483        1,153,108
  Retained earnings                                   1,264,789          977,060
                                                     -----------      -----------

    Total stockholders' equity                        2,419,272        2,130,168

                                                     $4,551,459       $4,061,079
                                                     ===========      ===========



   The accompanying notes are an integral part of these financial statements.


                         RADIANT TECHNOLOGY CORPORATION

                            STATEMENTS OF OPERATIONS

                                                               YEAR ENDED SEPTEMBER 30,
                                                     -------------------------------------------
                                                         2000           1999            1998
                                                     ------------   ------------    ------------
NET SALES                                            $ 4,717,316    $ 3,336,674     $ 4,686,382

COST OF SALES                                          3,086,122      2,283,801       3,038,095
                                                     ------------   ------------    ------------
  Gross profit                                         1,631,194      1,052,873       1,648,287

OPERATING EXPENSES:
  Selling, general and administrative                    944,293      1,095,036         797,217

  Research and development                               230,599        282,766         250,964

  Depreciation and amortization                          193,113        195,011         179,539
                                                     ------------   ------------    ------------

  Total operating expenses                             1,368,005      1,572,813       1,227,720
                                                     ------------   ------------    ------------

  Income/(loss) from operations                          263,189       (519,940)        420,567

INTEREST INCOME, NET                                      37,540         44,120          46,020
                                                     ------------   ------------    ------------

  Income/(loss) before provision for income taxes        300,729       (475,820)        466,587

PROVISION  FOR INCOME TAXES                               13,000              -          51,000
                                                     ------------   ------------    ------------

NET INCOME/(LOSS)                                    $   287,729    $  (475,820)    $   415,587
                                                     ============   ============    ============

BASIC EARNINGS PER SHARE:
  Net income/(loss)                                  $      0.15    $     (0.25)    $      0.22
                                                     ============   ============    ============

DILUTED EARNINGS PER SHARE:
  Net income/(loss)                                  $      0.13    $     (0.25)    $      0.18
                                                     ============   ============    ============

BASIC NUMBER OF COMMON SHARES OUTSTANDING:             1,901,594      1,895,678       1,875,474
                                                     ============   ============    ============

DILUTED NUMBER OF COMMON SHARES OUTSTANDING:           2,188,764      1,895,678       2,277,096
                                                     ============   ============    ============


   The accompanying notes are an integral part of these financial statements.


                         RADIANT TECHNOLOGY CORPORATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998


                                      Capital Stock
                               ---------------------------     Retained       Stockholders'
                                  Shares         Amount        Earnings         Equity
                               ------------   ------------   ------------    ------------
BALANCE, SEPTEMBER 30, 1996      1,867,678    $ 1,143,008    $   445,481     $ 1,588,489

   Net income                            -              -        591,812         591,812
                               ------------   ------------   ------------    ------------

BALANCE, SEPTEMBER 30, 1997      1,867,678      1,143,008      1,037,293       2,180,301

    Exercise of options             28,000         10,100              -          10,100

    Net income                           -              -        415,587         415,587
                               ------------   ------------   ------------    ------------

BALANCE, SEPTEMBER 30, 1998      1,895,678      1,153,108      1,452,880       2,605,988

    Net loss                             -              -       (475,820)       (475,820)
                               ------------   ------------   ------------    ------------

BALANCE, SEPTEMBER 30, 1999      1,895,678      1,153,108        977,060       2,130,168

    Exercise of options             11,000          1,375              -           1,375

    Net income                           -              -        287,729         287,729
                               ------------   ------------   ------------    ------------

BALANCE, SEPTEMBER 30, 2000      1,906,678    $ 1,154,483    $ 1,264,789     $ 2,419,272
                               ============   ============   ============    ============




   The accompanying notes are an integral part of these financial statements.


                         RADIANT TECHNOLOGY CORPORATION

                            STATEMENTS OF CASH FLOWS

                                                                2000            1999            1998
                                                            ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income/ (loss)                                        $   287,729     $  (475,820)    $   415,587
  Adjustments to reconcile net income/(loss) to net cash
    provided by operating activities:
    Bad debt expense                                                  -         183,807           3,500
    Depreciation and amortization                               193,113         195,011         179,539
    Inventory obsolescence                                       40,000          40,000          39,000
  Changes in assets and liabilities:
    (Increase) decrease in:
      Accounts receivable                                    (1,253,112)       (209,336)        187,228
      Inventories                                              (305,227)        (30,299)        231,851
      Other assets                                                7,260         (14,549)          8,155
    Increase (decrease) in:
      Accounts payable                                          221,041         115,083        (107,558)
      Accrued expenses                                           18,713          38,157        (148,198)
      Income taxes payable                                       13,000         (38,640)              -
      Customer deposits                                         948,522        (140,719)       (208,918)
                                                            ------------    ------------    ------------


  Net cash provided (used in) operating activities              171,039        (337,305)        600,186
                                                            ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                          (28,933)       (105,718)        (99,677)
                                                            ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                                        1,375               -          10,100
  Borrowing on short-term debt                                  500,000         500,000               -
  Repayment on short-term debt                               (1,500,000)              -               -
                                                            ------------    ------------    ------------

  Net cash provided (used in) financing activities             (998,625)        500,000          10,100
                                                            ------------    ------------    ------------


Net increase (decrease) in cash and equivalents                (856,519)         56,977         510,609

CASH AND EQUIVALENTS, BEGINNING OF YEAR                       2,384,902       2,327,925       1,817,316
                                                            ------------    ------------    ------------

CASH AND EQUIVALENTS,  END OF YEAR                          $ 1,528,383     $ 2,384,902     $ 2,327,925
                                                            ============    ============    ============




   The accompanying notes are an integral part of these financial statements.

                         RADIANT TECHNOLOGY CORPORATION

                      STATEMENTS OF CASH FLOWS (CONTINUED)



Supplemental disclosures of cash flow information and non-cash investing and financing activities:
                                                                2000            1999            1998
                                                            ------------    ------------    ------------

Cash paid during the year for:
       Interest                                             $       429     $     4,614     $     7,317
       Income taxes                                         $         -     $    34,286     $     9,270








   The accompanying notes are an integral part of these financial statements.

                         RADIANT TECHNOLOGY CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------------------------------------------------


      Nature of Operations
      --------------------

      Radiant Technology Corporation (the "Company") is engaged in the marketing and manufacturing of infrared conveyorized ovens and furnaces used primarily by the microelectronics manufacturing industry.

      All of the Company's operations are located in California. Sales to entities located outside the United States are as follows:

         COUNTRIES                    2000             1999              1998
      ----------------             -----------      -----------      -----------

      European                     $  966,723       $  640,511       $  605,800
      Pacific Rim                     316,235          178,170          847,700
      NAFTA                           120,935           38,963          116,200
      Middle East                       5,731          443,178                -
                                   -----------      -----------      -----------
                                    1,409,624       $1,300,822       $1,569,700
                                   ===========      ===========      ===========


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


      Intangibles
      -----------

      The cost of patents is amortized using the straight line method over their estimated lives of five years. Amortization expense charged to operations in 2000, 1999 and 1998 was $8,712, 8,716, and $8,737, respectively.


      Software development costs
      --------------------------

      The Company capitalizes internal software development costs in accordance with Statement of Financial Accounting Standards No. 86. The capitalization of these costs begins when a product's technological feasibility has been established and ends when the product is available for general release to customers. The Company uses the working model approach to establish technological feasibility. Amortization is computed on an individual product group on the straight-line method over the estimated economic life of the product. Currently, the Company is using an estimated economic life of three years for all capitalized software costs. Amortization expense was $77,213, $106,550, and $63,330 for 2000, 1999, and 1998, respectively.


      Customer deposits
      -----------------

      The Company may require a deposit from customers before commencing work on a furnace. It is the Company's policy to record the deposit as a receivable with a corresponding deferred liability at the time the sales order is written. When the cash deposit is received, the receivable is relieved.


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

                         RADIANT TECHNOLOGY CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
------------------------------------------------------------

      Earnings per common share
      -------------------------

      Earnings per common share is computed by dividing reported earnings by the weighted average number of common shares outstanding during the respective periods. Common stock equivalents were excluded from the computation of earnings per share in 1999 because the effect of including such equivalents in the computation would have been anti-dilutive.

      Fair value of financial instruments
      -----------------------------------

      The fair value of financial instruments, consisting principally of short-term debt is based on interest rates available to the Company and comparison to quoted prices. The fair value of these financial instruments approximates carrying value.

      Stock based compensation
      ------------------------

      The Company accounts for compensation costs related to employee stock options and other forms of employee stock-based compensation plans in accordance with the requirements of Accounting Principles Board Opinion 25 ("APB 25"). APB 25 requires compensation costs for stock based compensation plans to be recognized based on the difference, if any, between the fair market value of the stock on the date of the grant and the option exercise price. Statement of Financial Accounting Standards 123, Accounting for Stock-Based Compensation ("SFAS 123"). established a fair value-based method of accounting for compensation costs related to stock options and other forms of stock-based compensation plans. However, SFAS 123 allows an entity to continue to measure compensation costs using the principles of APB 25 if certain pro forma disclosures are made. Options granted to non-employees are recognized at their estimated fair value at the date of grant.

      Use of estimates
      ----------------

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

      Reclassifications
      -----------------

      Certain items in the 1998 and 1999 financial statements have been reclassified to conform with the 2000 presentation.

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

      The Company's customers are located in several geographic markets, primarily in the United States, Europe, Middle East and NAFTA countries and are concentrated within three industries. To minimize the risk of loss, the Company routinely assesses the financial strength of its customers, and may require a substantial downpayment prior to commencing machine production.


      Net accounts receivable by geographic markets are as follows:

          COUNTRIES                    2000              1999
      ---------------------        -------------    -------------
      United States                     73%               28%
      European                          14%               51%
      Middle East                        8%               21%
      NAFTA                              5%                -
                                   -------------    -------------
                                       100%              100%
                                   =============    =============

--------------------------------------------------------------------------------

      During 2000, 1999 and 1998, the five largest customers represented 51, 52 and 53 percent of revenues, respectively. At September 30, 2000 and 1999 the five largest balances represented 82 and 72 percent, respectively, of total accounts receivable.


3.    ACCOUNTS RECEIVABLE
-------------------------

                                                    2000              1999
                                               ---------------   ---------------
         Trade receivables                     $    1,849,418    $      802,123
         Allowance for doubtful accounts
           and sales returns                           (5,000)         (210,817)
                                               ---------------   ---------------
                                               $    1,844,418    $      591,306
                                               ===============   ===============

                         RADIANT TECHNOLOGY CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


3.    ACCOUNTS RECEIVABLE (CONTINUED)
-------------------------------------

         Activity in the allowance for doubtful accounts and sales returns is as follows:

                                             2000          1999           1998
                                          ----------    ----------    ----------

      Balance at beginning of year        $ 210,817     $  37,500     $  37,500

      Provision                                   -       183,807         3,500

      Write offs                           (205,817)      (10,490)       (3,500)
                                          ----------    ----------    ----------

      Balance at end of year              $   5,000     $ 210,817     $  37,500
                                          ==========    ==========    ==========



4.    INVENTORIES
-----------------

                                                       2000               1999
                                                    ----------        ----------

      Raw materials                                 $ 384,727         $ 358,778
      Work in process                                 313,357           183,774
      Finished goods                                  121,049            31,354
                                                    ----------        ----------

                                                      819,133           573,906

      Allowance for obsolescence                     (130,000)         (140,000)
                                                    ----------        ----------

                                                    $ 689,133         $ 433,906
                                                    ==========        ==========

--------------------------------------------------------------------------------
      Activity in the allowance for obsolescence is as follows:

                                              2000          1999         1998
                                           ----------    ----------   ----------

      Balance at beginning of year         $ 140,000     $ 100,000    $ 100,000

      Provision                               40,000        40,000       39,000

      Write offs                             (50,000)            -      (39,000)
                                           ----------    ----------   ----------

      Balance at end of year               $ 130,000     $ 140,000    $ 100,000
                                           ==========    ==========   ==========

                         RADIANT TECHNOLOGY CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


5.    EQUIPMENT
---------------

                                          Life in years      2000        1999
                                          -------------   ----------  ----------

      Machinery and equipment                   7         $ 387,530   $ 384,270
      Office furniture and equipment            7            68,847      66,371
      Leasehold improvements                    5            67,934      53,226
      Vehicles                                  5            15,050      15,050
      Capitalized computer software             3           405,542     397,714
                                                          ----------  ----------

                                                            944,902     916,631

      Less:  accumulated depreciation and amortization     (679,231)   (494,830)
                                                          ----------  ----------

                                                          $ 265,671   $ 421,801
                                                          ==========  ==========

--------------------------------------------------------------------------------

      Depreciation and amortization expense for 2000, 1999, and 1998 was $193,113, $195,011 and $179,539, respectively.


6.    SHORT-TERM DEBT
---------------------

      The Company's borrowings are at LIBOR plus 2 3/8 percent and due on demand. The entire balance of $500,000 was repaid on October 2, 2000.

7.    ACCRUED EXPENSES
----------------------

                                                         2000           1999
                                                       ---------     ---------

      Payroll and related items                        $109,499      $ 96,173
      Commissions                                        89,959        79,100
      Warranties                                         40,000        40,000
      Other                                              15,296        20,768
                                                       ---------     ---------
                                                       $254,754      $236,041
                                                       =========     =========

                         RADIANT TECHNOLOGY CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


8.    COMMITMENTS AND CONTINGENCIES
-----------------------------------

      Operating leases
      ----------------

      In November 1996 the Company signed a five year lease on a building in Fullerton, California. Base monthly rent is $10,600 plus common area charges of approximately $3,400 per month. The Company also leases office equipment under operating leases expiring in various years through 2002. Minimum future lease payments under non-cancelable operating leases are:

        Year ending September 30,

                2001                          $   175,512
                2002                               71,524
                                              ------------
                                              $   247,036
                                              ============


--------------------------------------------------------------------------------
      Rent expense for 2000, 1999 and 1998 was $168,650, $172,228, and $150,090,
      respectively.


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


9.    STOCKHOLDERS' EQUITY
--------------------------

      Preferred stock
      ---------------

      At September 30, 2000 and 1999 there were 5,000,000 authorized shares of preferred stock, of which no shares were issued and outstanding.

      Common stock
      ------------

      The Company has authorized 24,000,000 shares of no par value common stock. At September 30, 2000 and 1999, 1,906,678 and 1,895,638, respectively shares were issued outstanding.

                         RADIANT TECHNOLOGY CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


9.    STOCKHOLDERS' EQUITY (CONTINUED)
--------------------------------------

      EMPLOYEE STOCK OPTIONS
      ----------------------

      Incentive and non-statutory option plan
      ---------------------------------------

      The Company adopted an incentive and non-statutory stock option plan which provides for granting options to key employees and officers. Under the plan, options up to 1,000,000 shares may be granted at a price not less than the fair market value of such shares on the date of the grant, and the maximum term of each option may not exceed ten years. With respect to any participant who owns stock possessing more than 10% of the voting rights of the Company's outstanding capital stock, the exercise price of any stock option must not be less than 110% of the fair market value on the date of the grant and the maximum term may not exceed five years. On January 22, 1998 and April 15, 1999 the Board authorized options to purchase 70,000 and 100,000 shares, respectively. Of these shares, 120,000 have been granted at an exercise price that was at or above the market price on the date of the grant. The options vested on January 5, 2000 and expire three years from the vesting date. During fiscal year 2000, 55,000 of these options were canceled and 11,000 exercised.

      Non-statutory director options
      ------------------------------

      On September 30, 1996, the Company granted 20,000 non-statutory options to each of three outside board members. The options vested immediately and expire 50% at September 30, 2000 and 50% at September 30, 2001. The option price is $.48 per share, which was equal to the market price at the date of the grant. At September 30, 2000, 20,000 of these options remain outstanding.

      Lawrence McNamee
      ----------------


      Mr. McNamee holds options to acquire 346,666 shares at $.075 per share issued to him in lieu of salary in 1992. These options have no expiration date.

                         RADIANT TECHNOLOGY CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


9.    STOCKHOLDERS' EQUITY (CONTINUED)
--------------------------------------

      Stock options (continued)
      -------------------------

      The following table summarizes the activities under the plan and outside the plan:

                                                                  Weighted
                                Number of        Price            Average
                                 Options       Per Option      Exercise price   Exercisable
                                --------     --------------    --------------   -----------
      September 30, 1998         526,666     $.0625 - 0.75        $ 0.22          439,666
                                --------     --------------       ------          =======

      Granted                     70,000     $0.75 - 1.175        $ 1.05
                                             --------------       ------

      September 30, 1999         596,666     $.0625- 1.175        $ 0.32          446,666
                                --------     --------------       ------          =======

      Exercised                  (11,000)    $.0625 - 0.75        $ 0.13
      Canceled                   (85,000)    $.48 - 1.175         $ 0.94
                                             --------------       ------

      September 30, 2000         500,666     $.075-.75            $ 0.23          460,666
                                ========     ==============       ======          =======


      The following information applies to employee options outstanding at September 30, 2000:

                                       Outstanding
                        ----------------------------------------
                                    Weighted Average    Weighted
                                       Remaining        Average
         Range of       Number of     Contractual      Exercise
      exercise prices    Options      Life (Years)       Price
      ---------------   ---------   ----------------   ---------

          $0.075          346,666         N/A            $0.075
          $0.48            70,000          2             $0.48
          $0.50            30,000          3             $0.50
          $0.75            54,000          4             $0.75
                        ---------                      ---------
                          500,666                        $0.23
                        =========                      ==========

                         RADIANT TECHNOLOGY CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


9.    STOCKHOLDERS' EQUITY (CONTINUED)
--------------------------------------

      Stock options (continued)
      -------------------------


      Had compensation cost for the plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net income/(loss) and earnings/(loss) per share would have been:


                                          2000            1999           1998
                                        ----------     ----------     ----------

        Net income/(loss):
           As reported                  $ 287,729      $(475,820)     $ 415,587
           Pro forma                    $ 284,444      $(507,110)     $ 377,821

        Basic earnings per share:
           As reported                  $    0.15      $   (0.25)     $   0.22
           Pro forma                    $    0.15      $   (0.27)     $   0.20

        Diluted earnings per share:
           As reported                  $    0.13      $   (0.25)     $   0.18
           Pro forma                    $    0.13      $   (0.27)     $   0.17



      These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before 1996. In addition, potential deferred tax benefits of approximately $12,500, $15,000, and $19,200 in 2000, 1999 and
      1998 respectively, have not been reflected in the pro forma amounts due to the uncertainty of realizing any benefit. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 2000, 1999 and 1998:

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

                         RADIANT TECHNOLOGY CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


10.   INCOME TAXES
------------------

      Income tax expense (benefit) consisted of the following:

                                        2000           1999             1998
                                   -------------   -------------   -------------

       Current tax expense         $     13,000    $          -    $     51,000
                                   =============   =============   =============


      Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax income from continuing operations in 2000, 1999 and 1998 as a result of the following:

                                                      2000          1999           1998
                                                   ----------    ----------    ----------
     Continuing operations:
         Federal expected tax expense (benefit)    $ 102,000     $(167,000)    $ 159,000
         State expected tax expense (benefit)         28,000       (48,000)       44,000
         Inventory allowance                          (4,000)      (40,000)      (25,000)
         Accounts receivable allowance               (76,000)      (42,000)            -
         Moving expense accrual                            -             -             -
         Depreciation timing differences              33,000        20,000        32,000
         Deferred tax valuation allowance                  -       277,000             -
         Use of NOL carryforwards - federal          (64,000)            -      (159,000)
         Use of NOL carryforwards - state             (6,000)            -             -
                                                   ----------    ----------    ----------
                                                   $  13,000           $ -     $  51,000
                                                   ==========    ==========    ==========

      The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at September 30, 2000 and 1999 are as follows:

                                                         2000            1999
                                                      ----------      ----------

      Net operating loss carryforwards                $ 441,000       $ 516,000
      Allowance for slow moving inventories              52,000          56,000
      Allowance for doubtful accounts                     2,000          32,000
      Other                                                   -          (1,000)
                                                      ----------      ----------

      Deferred tax assets                               495,000         603,000

      Less valuation allowance                         (325,000)       (433,000)
                                                      ----------      ----------

      Net deferred tax asset                          $ 170,000       $ 170,000
                                                      ==========      ==========

                         RADIANT TECHNOLOGY CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


10.   INCOME TAXES (CONTINUED)
------------------------------

      During 1998 the Company reduced the valuation allowance to reflect the deferred tax assets utilized in fiscal 1998. The recognized deferred tax asset is based upon expected utilization of the net operating loss carryforwards and reversal of certain temporary differences. The ultimate realization of the deferred tax asset will require aggregate taxable income of approximately $1,298,000 in future years.

      At September 30, 2000, the Company had net operating loss carryforward for federal and state income tax purposes expiring as follows:

                                         FEDERAL           STATE
                                    ---------------------------------

                  2007                   $ 245,788        $     -
                  2009                     620,976              -
                  2014                     431,356              -
                                    ---------------------------------

                                       $ 1,298,120        $     -
                                    =================================

      Federal investment credit and other general business credit carryforward total $35,600 and $105,500, respectively, and expire at various dates through 2003.


11.   BASIC AND DILUTED EARNINGS/(LOSS) PER SHARE
-------------------------------------------------

      The following tables illustrate the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted earnings/(loss) per share computations.

                                                           2000        1999           1998
                                                       ----------   ----------    -----------
      BASIC EARNINGS/(LOSS) PER SHARE:

        Numerator
        ---------
            Net income/(loss)                          $ 287,729    $(475,820)    $  415,587
                                                       ==========   ==========    ===========

        Denominator
        -----------
            Basic weighted average number of common
            shares outstanding during the period       1,901,594    1,895,678      1,875,474
                                                       ==========   ==========    ===========

      Basic net income/(loss) per share                $    0.15    $   (0.25)    $     0.22
                                                       ==========   ==========    ===========

                         RADIANT TECHNOLOGY CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                                                                    <C.
        Denominator
        -----------
            Weighted average number of common
            shares used in basic earnings per share      1,901,594     1,895,678      1,875,474

        Effect of dilutive securities:

            Stock options (1)                              287,170             -        401,622
                                                        -----------   -----------    -----------

            Weighted number of common shares
                 and dilutive potential common stock
                 used in diluted earnings per share      2,188,764     1,895,678      2,277,096
                                                        ===========   ===========    ===========


      Diluted earnings/(loss) per share                 $     0.13    $    (0.25)    $     0.18
                                                        ===========   ===========    ===========

      (1) Stock options were anti-dilutive for the year ended September 30, 1999. See Note 9 for stock option activity.





12.   EMPLOYEE BENEFIT PLAN
---------------------------

      The Company's 401(k) plan was re-activated during fiscal 1996. All employees are eligible as long as they are 21 years of age and have completed one year of employment. The plan provides for contributions by the Company in such amounts as management may determine. Contribution expense charged to operations in 2000 and 1999 were $12,474 and $13,027 respectively. No expense was charged to operations in 1998.