Form 10-Q
period 2000-12-31
RADIANT TECHNOLOGY CORP
filed 2001-02-15
CIK 310235

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10Q

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934
                     For the Quarter ended December 31, 2000

Commission File Number 0-10125

                         Radiant Technology Corporation
             (Exact name of registrant as specified in its charter)

     California                                                 95-2800355
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                            identification number)

                  1335 South Acacia Avenue, Fullerton, CA 92831
               (Address of principal executive offices)(Zip Code)

                                (714) 991 - 0200
              (Registrant's Telephone number, including area code)


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

Yes  X     No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, no par value                               2,081,678
        (Class)                              (Outstanding at December 31, 2000)

                         RADIANT TECHNOLOGY CORPORATION

                                      INDEX



Part I Financial Information:...........................................Page No.

         Condensed Balance Sheets- December 31,  2000 (unaudited)
           and September 30, 2000 (audited).................................3

         Condensed Statement of Operations - Three Months
           Ended December 31, 2000 and 1999 (unaudited).....................4

         Condensed Statement of Cash Flows - Three Months
           Ended December 31, 2000 and 1999 (unaudited).....................5

         Notes to Condensed Financial Statements (unaudited)................6

         Management's Discussion and Analysis of Financial
          Condition and Results of Operation................................7


Part II Other Information

         Legal Proceedings and Exhibits.....................................7

         Signature Page.....................................................8

                         RADIANT TECHNOLOGY CORPORATION

                             CONDENSED BALANCE SHEET


                                                                  December 31,              September 30,
                                                                     2000                       2000
                                                                  ------------              -------------
                                                                  (Unaudited)                 (Audited)
ASSETS

Current Assets:
     Cash and equivalents                                        $    999,255                 $  1,528,383
     Accounts receivable                                            1,437,069                    1,844,418
     Inventories                                                    1,123,301                      689,133
     Prepaid expenses                                                  28,391                       42,411
     Deferred taxes                                                   170,000                      170,000
                                                                    ----------                   ---------

     Total Current Assets                                           3,758,016                    4,274,345

Property and equipment                                                256,534                      265,671
Other assets                                                              825                       11,443
                                                                      --------                      ------

     Total Assets                                                $  4,015,375                 $  4,551,459
                                                                 ============                 ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Short-term debt                                             $        -                   $    500,000
     Accounts payable                                                 298,253                      397,164
     Accrued expenses                                                 353,691                      254,754
     Income taxes payable                                              14,900                       13,000
     Customer deposits                                                771,076                      967,269
                                                                      -------                      -------

     Total Current Liabilities                                      1,437,920                    2,132,187
                                                                    ---------                    ---------

Stockholders' Equity:
     Capital stock                                                  1,167,608                    1,154,483
       Retained earnings                                            1,409,847                    1,264,789
                                                                    ---------                    ---------

     Total Stockholders' Equity                                     2,577,455                    2,419,272
     --------------------------                                     ---------                    ---------

Total Liability and Stockholders' Equity                        $   4,015,375                 $  4,551,459
                                                                =============                 ============

                         RADIANT TECHNOLOGY CORPORATION

                        CONDENSED STATEMENT OF OPERATIONS
                                   (Unaudited)



                                                                             Three Months Ended
                                                                               December 31,
                                                                               ------------
                                                                    2000                           1999
                                                                    ----                           ----

Net sales                                                       $1,700,223                     $   866,176

Cost of Sales                                                    1,056,876                         504,907
                                                                 ---------                         -------

  Gross profit                                                     643,347                         361,269
                                                                   -------                         -------

Operating expenses:
  Selling, general and administrative                              460,624                         286,979

  Depreciation and amortization                                     38,127                          44,708
                                                                    ------                          ------

  Total operating expenses                                         498,751                         331,687
                                                                   -------                         -------

  Income from operations                                           144,596                          29,582

Interest income, net                                                15,363                           8,951
                                                                    ------                           -----

  Income before provision for income taxes                         159,959                          38,533

Provision  for income taxes                                         14,900                              -
                                                                  --------                         -------

Net income                                                     $   145,059                    $     38,533
                                                               ===========                    ============

Basic earnings per share:
  Net income                                                 $        0.08                    $       0.02
                                                             =============                    ============

Diluted earnings per share:
  Net income                                                 $        0.07                    $       0.02
                                                             =============                    ============
Basic number of common shares outstanding:                       1,916,400                       1,895,678
                                                                 =========                       =========
Diluted number of common shares outstanding:                     2,070,899                       1,895,678
                                                                 =========                       =========

                         RADIANT TECHNOLOGY CORPORATION

                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)



                                                                            Year Ended September 30,
                                                                            ------------------------
                                                                               Three Months Ended
                                                                               ------------------
                                                                                      December 31,

                                                                                      ------------
                                                                       2000                          1999
                                                                       ----------------------------------





Cash flows from operating activities:
  Net income                                                        $ 145,059                     $  38,535
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                      38,126                        44,708
  Changes in assets and liabilities:
    (Increase) decrease in:
      Accounts receivable                                             407,349                      (570,695)
      Inventories                                                    (434,168)                       (1,064)
      Prepaid expenses and other assets                                13,195                         4,669
    Increase (decrease) in:
      Accounts payable                                                (98,911)                     (102,391)
      Accrued expenses                                                 98,937                       (30,731)
      Income taxes payable                                              1,900
                   -
      Customer deposits                                              (196,193)                      127,832
                                                                     --------                       -------


  Net cash provided (used in) operating activities                    (24,706)                     (489,137)
                                                                      -------                      --------

Cash flows from investing activities:
  Capital expenditures                                                (17,547)                       (9,343)
                                                                      -------                        ------

Cash flows from financing activities:
  Issuance of common stock                                             13,125                            -
  Repayment of line of credit                                        (500,000)                   (1,500,000)
                                                                     --------                    ----------

  Net cash provided (used in) financing activities                   (486,875)                   (1,500,000)
                                                                     --------                    ----------


Net increase (decrease) in cash and equivalents                      (529,128)                   (1,998,480)

Cash and equivalents, beginning of year                             1,528,383                     2,384,902
                                                                    ---------                     ---------

Cash and equivalents,  end of year                                  $ 999,255                     $ 386,422
                                                                    =========                     =========

                         RADIANT TECHNOLOGY CORPORATION
                    PART I FINANCIAL INFORMATION - CONTINUED
                   Notes to Condensed Financial Statement for
                                December 31, 2000
                                   (Unaudited)

ITEM 1 - Notes

1.   General

     The accompanying unaudited consolidated financial statements of Radiant Technology Corporation (the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended September 30, 2000.

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

     Financial Condition, Liquidity and Capital Resources

     The Company's cash and equivalents decreased from $1,528,383 at September 30, 2000 to $999,255 at December 31, 2000. This decrease of $529,128 is attributable to the use of cash in operating activities of $24,706, use of cash in investing activities of $17,547 and use of cash, $486,875, in the repayment of financing activities.

     Management believes that the expected revenues from operations, supplemented by the cash on hand, will be sufficient to provide adequate cash to fund anticipated working capital and other cash needs during the remainder of the year.

     Results of Operations

     Sales were approximately $1,700,223 and $866,176 for the three months ended December 31, 2000 and 1999, respectively, an increase of 96.29%. The increase in revenues from 1999 to 2000 resulted principally from increased backlog from repeat customers.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operation (Continued)

     The Company's overall cost of sales increased as a percentage of sales for the three months ended December 31, 2000 (62%) compared to the three months ended December 31, 1999 (58%). The increase compared to the prior year is attributed to additional costs incurred in managing an influx of orders and streamlining the process flow to manage continued increases in equipment orders. RTC uses technology to reduce both cost of sales, the maintenance of optimal inventory levels and operating expenses, optimizing both cash flow and company profits.



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


                                                  RADIANT TECHNOLOGY CORPORATION
                                                  ------------------------------
                                                        (Registrant)



Dated:   February 13, 2001                            /s/ L. R. McNamee
                                                     Lawrence R. McNamee
                                                     Chairman of the Board,
                                                     Chief Operating Officer,
                                                     Chief Executive Officer