Form 10-Q
period 2001-03-31
RADIANT TECHNOLOGY CORP
filed 2001-05-16
CIK 310235

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D. C. 20549


                                    FORM 10Q

                   Quarterly Report Under Section 13 or 15 (d)
                     Of the Securities Exchange Act of 1934
                      For the Quarter ended March 31, 2001

Commission File Number 0-10125

                         Radiant Technology Corporation
                         ------------------------------
             (Exact name of registrant as specified in its charter)

     California                                                     95-2800355
----------------------                                    ----------------------
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

Yes  X     No
   ------    -------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, no par value                                  2,081,678
--------------------------                      --------------------------------
        (Class)                                 (Outstanding at March 31, 2001)

                         RADIANT TECHNOLOGY CORPORATION

                                      INDEX



Part I Financial Information:...........................................Page No.

         Condensed Balance Sheet- March 31, 2001
           and September 30, 2000 (unaudited)...............................3

         Condensed Statement of Operations - Three Months
           Ended March 31, 2001 and 2000 (unaudited)........................4

         Condensed Statement of Operations - Six Months
           Ended March 31, 2001 and 2000 (unaudited)........................4

         Condensed Statement of Cash Flows - Three Months
           Ended March 31, 2001 and 2000 (unaudited)........................5

         Condensed Statement of Cash Flows - Six Months
           Ended March 31, 2001 and 2000 (unaudited)........................6

         Notes to Condensed Financial Statements (unaudited)................7

         Management's Discussion and Analysis of Financial
          Condition and Results of Operation................................7


Part II Other Information:

         Legal Proceedings and Exhibits.....................................8

         Signature Page.....................................................9

                         RADIANT TECHNOLOGY CORPORATION
                          PART I FINANCIAL INFORMATION
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)


                                     ASSETS


                                                         March 31   September 30
                                                           2001         2000
                                                         -------     ----------

Current Assets
         Cash ........................................  $1,128,416    $1,528,383
         Accounts Receivable - Net ...................     955,387     1,844,418
         Inventories .................................     926,952       689,133
         Prepaid Expenses ............................      12,360        42,411
         Deferred Income Taxes .......................     170,000       170,000
                                                           -------       -------

            Total Current Assets .....................   3,193,115     4,274,345

   Machinery and Equipment - Net .....................     241,074       265,671
   Other Assets ......................................       3,773        11,443
                                                             -----        ------


         Total Assets ................................  $3,437,962    $4,551,459
                                                        ==========    ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
         Notes Payable ...............................   $     --     $  500,000
         Accounts Payable ............................     210,343       397,164
         Accrued Expenses ............................     350,026       254,754
         Customer Deposits ...........................     216,189       967,269
         Income Tax Payable ..........................      21,528        13,000
                                                            ------        ------

         Total Current Liabilities ...................     798,086     2,132,187
                                                           -------     ---------


Stockholders' Equity
         Common Stock, no par value ...................  1,167,608     1,154,483
          Retained Earnings ...........................  1,472,268     1,264,789
                                                           -------     ---------

         Total Stockholders' Equity ...................  2,639,876     2,419,272
                                                           -------     ---------

Total Liabilities and  Stockholders' Equity ........... $3,437,962    $4,551,459
                                                        ==========    ==========


                         RADIANT TECHNOLOGY CORPORATION
                     PART I FINANCIAL INFORMATION-CONTINUED
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                               Three Months Ended                                Six Months Ended
                                                    March 31                                          March 31
                                              2001                 2000                     2001                   2000
                                              ----                 ----                    ------                   ----





Net Sales                               $1,777,458             $991,211                $3,477,681             $1,857,389

Cost of Sales                            1,277,896              668,037                 2,334,772              1,172,944
                                      ------------              -------                 ---------              ---------

Gross Profit                               499,562              323,174                 1,142,909                684,445

Operating Expenses:
  Selling, general and administrative      414,889              282,257                   888,513                571,414
  Depreciation and amortization             31,122               30,328                    69,249                 72,858
                                            ------               ------                    ------                 ------
  Total Operating Expenses                 459,011              312,585                   957,762                644,272
                                           -------              -------                   -------                -------
Income from Operations                      40,551               10,589                   185,147                 40,173

Interest Income, net                        15,497                7,260                    30,860                 16,211
                                      ------------                -----                  --------                 ------

Income Before Tax Provision (Benefit)       56,048               17,849                   216,007                 56,384

Provision (Benefit) for Income Taxes        (6,372)                -                        8,528               -
                                         -----------       ------------                   --------              --------

Net Income                                 $62,420              $17,849                  $207,479                $56,384
                                         =========             ========                 =========              =========

Basic Earning per Share:

  Net Income                                 $0.03               $0.01                      $0.10                  $0.03
                                     =============               =====                      =====              =========

Diluted Earning per Share:

  Net Income                                 $0.03               $0.01                      $0.10                  $0.03
                                     =============               =====                      =====              =========


Basic Weighted Average
        shares outstanding               2,081,678            1,905,678                 1,994,178              1,905,678
                                         =========            =========                 =========              =========

Diluted Weighted Average
        shares outstanding               2,259,511            2,243,729                 2,172,011              2,243,729
                                         =========            =========                 =========              =========


                                       4

                         RADIANT TECHNOLOGY CORPORATION
                     PART I FINANCIAL INFORMATION-CONTINUED
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)




                                                          THREE MONTHS ENDED
                                                               March  31
                                                        2001           2000
                                                     -----------    -----------


Cash Flows From Operating Activities:
   Net Income .....................................  $    62,420    $    17,849
Adjustments To Reconcile Income To Net
Cash From Operating Activities:
   Depreciation And Amortization ..................       31,122         30,328
   Changes In Assets And Liabilities:
     Accounts  Receivable .........................      481,682        (13,378)
     Inventories ..................................      196,350       (129,230)
     Prepaid Expenses .............................       16,031              0
     Other Assets .................................       (2,948)        24,595
     Accounts Payable .............................      (87,910)        54,588
     Accrued Expenses .............................       (3,665)        28,906
     Customer Deposits ............................     (554,887)       290,958
     Income Tax Payable ...........................        6,628              0
                                                      -----------    -----------

Net Cash From Operating Activities ................      144,822        304,616
                                                      -----------    -----------

Cash Flows From Investing Activities:
   Purchase Of Property And Equipment .............       15,662              0
                                                      -----------    -----------

Cash Flows From Financing Activities:
Stock Issued For Cash ..............................           0            625
                                                      -----------    -----------

Net Cash From Financing Activities .................           0            625


Net Increase (Decrease) In Cash .....................    129,161        305,241
Cash At Beginning Of Period .........................    999,255        386,422
                                                       ----------    -----------
Cash At End Of Period ...............................$ 1,128,416    $   691,663
                                                      ===========    ===========

                         RADIANT TECHNOLOGY CORPORATION
                     PART I FINANCIAL INFORMATION-CONTINUED
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                      SIX MONTHS ENDED
                                                          March 31

                                                        2001           2000
                                                   -----------    -----------
Cash Flows From Operating Activities:
   Net Income ........................          $   207,479    $    56,384
Adjustments To Reconcile Income To Net
Cash From Operating Activities:
   Depreciation And Amortization .....               69,249         72,858
   Changes In Assets And Liabilities:
     Accounts Receivable .............              889,031       (584,073)
     Inventories .....................             (237,819)      (130,294)
     Prepaid Expenses ................               30,051           --
     Other Assets ....................                7,670         31,442
     Accounts Payable ................             (186,821)       (47,803)
     Accrued Expenses ................               95,272         (1,825)
     Customer Deposits ...............             (751,080)       418,790
     Tax Payable .....................                8,528           --
                                                -----------    -----------
Net Cash From Operating Activities ...              131,560       (184,521)
                                                -----------    -----------

Cash Flows From Investing Activities:
   Purchase Of Property And Equipment               (44,652)        (9,343)
                                                 -----------    -----------

Cash Flows From Financing Activities:

 Stock Issued For Cash ...............               13,125            625
 Repayment Of Line Of Credit .........             (500,000)    (1,500,000)
                                                 -----------    -----------
Net Cash Used By Financing Activities              (486,875)     1,499,375
                                                 -----------    -----------


Net Decrease In Cash .................             (399,967)    (1,693,239)
Cash At Beginning Of Period ..........            1,528,383      2,327,925
                                                  -----------    -----------

Cash At End Of Period ................          $ 1,128,416    $   691,663
                                                 ===========    ===========

                         RADIANT TECHNOLOGY CORPORATION
                    PART I FINANCIAL INFORMATION - CONTINUED
                   NOTES TO CONDENSED FINANCIAL STATEMENTS FOR
                                 MARCH 31, 2001
                                   (UNAUDITED)
ITEM 1 - Notes

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

     Financial Condition, Liquidity and Capital Resources

     The Company's cash and equivalents decreased from $1,528,383 at September 30, 2000 to $1,128,416 at March 31, 2001. This decrease of $399,967 is attributable to cash generated from operating activities of $131,560, use of cash in investing activities of $44,652 and use of cash of $486,875 in the repayment of financing activities.

     Management believes that the expected revenues from operations, supplemented by the cash on hand, will be sufficient to provide adequate cash to fund anticipated working capital and other cash needs during the remainder of the year.

     Results of Operations

     Sales were approximately $1,777,458 and $991,211 for the three months ended March 31, 2001 and 2000, respectively, an increase of 79.3%. The increase in revenues from 2000 to 2001 resulted principally from increased shipments to solar cell manufacturers.

     The Company's overall cost of sales increased as a percentage of sales for the three months ended March 31, 2001 to 71.9%, compared to the three months ended March 31, 2000 of 67.4%. The increase is attributed to additional costs incurred in managing an influx of orders and streamlining the process flow to manage continued increases in equipment orders. Net income increased to 3.5% of sales for the quarter ending March 31, 2001 compared to 1.8% for the quarter ending March 31, 2000 due to reductions in operating expenses to 25.8% of sales from 31.5% of sales in the prior year.

     Year-to-date sales were $3,477,681 and $1,857,389 for the six months ended March 31, 2001 and 2000, respectively, an increase of 87.2%. The increase in revenues from 2000 to 2001 resulted principally from increased shipments to solar cell manufacturers and additional sales to existing customers.

     The Company's overall cost of sales increased as a percentage of sales for the six months ended March 31, 2001 to 67.2%, compared to the six months ended March 31, 2000 of 63.2%. The increase is attributed to additional costs incurred in managing an influx of orders and streamlining the process flow to manage continued increases in equipment orders. Net income increased to 6.0% of sales for the six months ending March 31, 2001 compared to 3.0% for the comparable period ending March 31, 2000 due to reductions in operating expenses to 27.5% of sales from 34.7% of sales in the prior year.


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


                                                 RADIANT TECHNOLOGY CORPORATION
                                                 ------------------------------
                                                            (Registrant)



Dated:    May 15, 2001                                /s/ L. R. McNamee
                                                 -------------------------------
                                                      Lawrence R. McNamee
                                                      Chairman of the Board,
                                                      Chief Operating Officer,
                                                      Chief Executive Officer