Form 10-Q
period 2001-06-30
RADIANT TECHNOLOGY CORP
filed 2001-08-16
CIK 310235

3
R:\Year-end 2001\10Q0601.doc
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D. C. 20549


                                    FORM 10Q

                   Quarterly Report Under Section 13 or 15 (d)
                     Of the Securities Exchange Act of 1934
                       For the Quarter ended June 30, 2001

Commission File Number 0-10125

                         Radiant Technology Corporation
             (Exact name of registrant as specified in its charter)

     California                                                 95-2800355
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

Yes  X     No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, no par value                                 2,081,678
--------------------------                                 ---------
      (Class)                                   (Outstanding at June 30, 2001)

                         RADIANT TECHNOLOGY CORPORATION

                                      INDEX



Part I Financial Information:...........................................Page No.

         Condensed Balance Sheets- June 30, 2001
           and September 30, 2000 (unaudited)...............................3

         Condensed Statements of Operations - Three Months
           Ended June 30, 2001 and 2000 (unaudited)...........................4

         Condensed Statements of Operations - Nine Months
           Ended June 30, 2001 and 2000 (unaudited).........................4

         Condensed Statements of Cash Flows - Nine Months
           Ended June 31, 2001 and 2000 (unaudited).........................5

         Notes to Condensed Financial Statements (unaudited)................6

         Management's Discussion and Analysis of Financial
          Condition and Results of Operation................................6


Part II Other Information:

         Legal Proceedings and Exhibits.....................................7

         Signature Page.....................................................8

                         RADIANT TECHNOLOGY CORPORATION
                          PART I FINANCIAL INFORMATION
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS


                                                    June 30,       September 30,
                                                      2001              2000
                                                      ----              ----
Current Assets
         Cash                                      $1,143,533        $1,528,383
         Accounts Receivable - Net                    855,688         1,844,418
         Inventories                                  902,581           689,133
         Prepaid Expenses                              20,261            42,411
         Deferred Income Taxes                        170,000           170,000

            Total Current Assets                    3,092,063         4,274,345

   Machinery and Equipment - Net                      282,913           265,671
   Other Assets                                                                        -                    11,443

         Total Assets                              $3,374,976        $4,551,459

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
         Notes Payable                             $    -              $500,000
         Accounts Payable                             277,783           397,164
         Accrued Expenses                             252,903           254,754
         Customer Deposits                            178,688           967,269
         Income Tax Payable                            21,528            13,000

         Total Current Liabilities                    730,902         2,132,187


Stockholders' Equity
         Common Stock, no par value                 1,167,608         1,154,483
          Retained Earnings                         1,476,466         1,264,789

         Total Stockholders' Equity                 2,644,074         2,419,272

Total Liabilities and  Stockholders' Equity        $3,374,976        $4,551,459




   The accompanying notes are an integral part of these financial statements.

                         RADIANT TECHNOLOGY CORPORATION
                     PART I FINANCIAL INFORMATION-CONTINUED
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                               Three Months Ended                             Nine Months Ended
                                                     June 30,                                      June 30,
                                        --------------------------------             -----------------------------------

                                            2001               2000                       2001                  2000
                                        -------------      -------------             -------------         -------------
Net Sales                               $1,029,034           $1,013,601                $4,506,715             $2,870,990

Cost of Sales                              773,458              731,939                 3,161,459              1,908,574

Gross Profit                               255,576              281,662                 1,345,256                962,416

Operating Expenses:
  Selling, general and administrative      195,277              202,042                   881,606                687,042
  Research and Development                  69,116               73,658                   287,318                229,237
  Total Operating Expenses                 264,393              275,700                 1,168,924                916,279
Income from Operations                      (8,817)               5,962                   176,332                 46,137

Interest Income, net                        13,014                8,972                    43,874                 25,182

Income Before Tax Provision (Benefit)        4,197               14,934                   220,206                 71,319

Provision (Benefit) for Income Taxes            -                    -                      8,528                     -

Net Income                                  $4,197              $14,934                  $211,678                $71,319
                                          ========             ========                 =========              =========

Basic Earning per Share:

  Net Income                                 $0.00                $0.01                     $0.10                  $0.04

Diluted Earning per Share:

  Net Income                                 $0.00                $0.01                     $0.09                  $0.03


Basic Weighted Average
   shares outstanding                    2,081,678            1,905,678                 2,026,550              1,905,678

Diluted Weighted Average
   shares outstanding                    2,250,578            2,254,264                 2,195,450              2,254,664


    The accompanying notes are an integral part of these financial statements

                         RADIANT TECHNOLOGY CORPORATION
                     PART 1 FINANCIAL INFORMATION-CONTINUED
                        CONDENSED STATEMENT OF CASH FLOWS

                                   (UNAUDITED)

                                                  Nine Months Ended
                                                        June 30,
                                                2001               2000
                                                ----               ----
Cash Flows From Operating Activities:
   Net Income                                 $211,678           $71,319
Adjustments To Reconcile Income To Net
Cash From Operating Activities:
   Depreciation And Amortization               100,835           174,065
   Changes In Assets And Liabilities:
     Accounts Receivable                       988,730          (609,817)
     Inventories                              (213,448)         (256,909)
     Prepaid Expenses                           22,150             4,605
     Other Assets                               11,443                -
     Accounts Payable                         (119,381)          (19,717)
     Accrued Expenses                           (1,851)          (50,756)
     Customer Deposits                        (788,581)          676,933
     Tax Payable                                 8,528                -
Net Cash From Operating Activities             220,103           (10,277)

Cash Flows From Investing Activities:
   Purchase Of Property And Equipment         (118,078)          (75,308)

Cash Flows From Financing Activities:

 Stock Issued For Cash                          13,125               625
 Repayment Of Line Of Credit                  (500,000)       (1,500,000)
Net Cash Used By Financing Activities         (486,875)        1,499,375


Net Decrease In Cash                          (384,850)       (1,584,960)
Cash At Beginning Of Period                  1,528,383         2,384,902

Cash At End Of Period                     $  1,143,533         $ 799,942



    The accompanying notes are an integral part of these financial statements

                         RADIANT TECHNOLOGY CORPORATION
                    PART I FINANCIAL INFORMATION - CONTINUED
                   NOTES TO CONDENSED FINANCIAL STATEMENTS FOR
                                  JUNE 30, 2001
                                   (UNAUDITED)

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


     Financial Condition, Liquidity and Capital Resources

     The Company's cash and equivalents decreased from $1,528,383 at September 30, 2000 to $1,143,533 at June 30, 2001. This decrease of $384,850 is attributable to cash generated from operating activities of $220,103, use of cash in investing activities of $118,078 and use of cash of $486,875 in the repayment of financing activities.

     Management believes that the expected revenues from operations, supplemented by the cash on hand, will be sufficient to provide adequate cash to fund anticipated working capital and other cash needs during the remainder of the year.

     Results of Operations

     Sales were approximately $1,029,000 and $1,013,600 for the three months ended June 30, 2001 and 2000, respectively, an increase of 1.5%. Year-to-date sales were $4,506,700 and $2,871,000 for the nine months ended June 30, 2001 and 2000, respectively, an increase of 57.0%. The increase in revenues from 2000 to 2001 resulted principally from increased shipments to customers developed in prior periods.


     The Company's overall cost of sales increased as a percentage of sales for the three months ended June 30, 2001 to 75.2%, compared to the three months ended June 30, 2000 of 72.2%. The increase is attributed to a higher mix of lower margin products. Net income decreased to 0.4% of sales for the quarter ending June 30, 2001 compared to 1.5% for the quarter ending June 30, 2000 due to the lower gross profit margin more than offsetting lower operating expenses compared to the prior year.


     The Company's overall cost of sales increased as a percentage of sales for the nine months ended June 30, 2001 to 70.1%, compared to the nine months ended June 30, 2000 of 66.5%. The increase is attributed to additional costs incurred in managing an influx of orders and streamlining the process flow to manage continued increases in equipment orders. Net income increased to 4.7% of sales for the nine months ending June 30, 2001 compared to 2.5% for the comparable period ending June 30, 2000 due to reductions in operating expenses to 25.9% of sales from 31.9% of sales in the prior year.





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


                                              RADIANT TECHNOLOGY CORPORATION
                                                       (Registrant)



Dated:  August 15, 2001                          /s/ L. R. McNamee
                                              Lawrence R. McNamee
                                              Chairman of the Board,
                                              Chief Operating Officer,
                                              Chief Executive Officer