Form 10-K
period 2001-09-30
RADIANT TECHNOLOGY CORP
filed 2002-01-16
CIK 310235

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

                 Annual Report pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For the Fiscal Year ended                                Commission File Number
  September 30, 2001                                            0 - 10125

                         Radiant Technology Corporation
                         ------------------------------
           (Exact name of the registrant as specified in its charter)


     California                                                 95-2800355
     ----------                                                 ----------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X__ No _____

     The aggregate market value of the voting stock held by non-affiliates of the registrant was $936,800 as of November 30, 2001.

     Applicable only to registrants involved in bankruptcy proceedings during the preceding five years: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by section 12, 13, or 15
(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ___ No ___ Not applicable X
                                                                           ---

     The number of shares of the registrant's common stock, no par value, outstanding as of November 30, 2001 was 2,081,678.

     Documents incorporated by reference. Part III Items 10 through 13 of this Form 10-K are incorporated by reference to the registrant's definitive proxy statement for the Annual Meeting of Shareholders held on April 19, 2001.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.


                                     PART 1

ITEM 1   BUSINESS


     Radiant Technology Corporation (RTC) was incorporated in California in 1972. The initial public offering (IPO) was in 1979. The Company is engaged in the marketing, design, manufacture and service of highly precision thermal processing systems that are primarily used by manufacturers of microelectronic componentry. The Company's conveyorized ovens and furnaces are in worldwide demand to meet ever-changing process requirements in the semiconductor packaging, photovoltaic (solar cell), flat panel display, hybrid thick film firing, multichip module, and printed circuit board assembly industries.

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

Customer Diversity: Customers from different facets of the electronics and photovoltaic industries are sought and maintained. As demand for the various manufacturing elements in the electronics high technology industry shifts, RTC works to position itself to be ready to be immediately responsive to changing market emphasis.

Service: We concentrate on providing timeliness, high quality, and responsiveness to our customer base. Most service concerns are handled by Phone, FAX or E-mail immediately. Customer Service Engineers, when needed, are dispatched within the day. Internationally, we retain Sales/Service representatives, factory trained, to provide the same level of dedication in placing the concerns and needs of the customer first. Modems are installed in customer's equipment, making it possible to analyze and implement customer requests online from Company headquarters.

MARKETS AND PRODUCTS:

The nature and high intensity of the infrared heat produced in our furnaces permits a high rate of heat absorption by the electronic parts processed through the furnaces, making them more adaptable to the exacting tolerances and high-speed heating requirements of certain industrial users. Infrared heating affords many advantages, including the furnace's ability to achieve operating temperatures in a shorter time span, operate at a faster conveyor belt speed, require less floor space, and use less electric energy, all of which result in significantly lower operating costs than for conventional ovens and furnaces.

     Our near infrared processing systems are principally in demand for the following applications:

Photovoltaics: RTC furnaces serve the photovoltaic industry in both contact firing and diffusion processes. For well over a decade, RTC has been the major supplier of sintering furnaces used by photocell manufacturers for firing metallized inks to form the front-side contacts and the back-side fields on the individual solar cells. The product ideally suited for sintering of the metallized inks is our C-series furnace. In recent years, RTC customers have been using a special version of our furnaces for phosphorus diffusion. An extremely precise thermal process is required for phosphorus diffusion as this step ultimately determines the cell's photovoltaic efficiency in generating power when exposed to sunlight.

Semiconductor Packaging: In recent years, flip chip packaging technology has gained widespread acceptance. The first process, called wafer bumping, involves a reflow solder process to form the solder balls on all of the input/output (I/O) pads on the wafer. Because of the extremely small geometries involved, in some instances this process is best accomplished in a hydrogen atmosphere. For this application, RTC offers a high temperature furnace which provides a re-flow process in a 100% hydrogen atmosphere. For a second process, called "chip joining", RTC offers both a near infrared or forced convection oven. RTC's D-series ovens are well suited for low temperature curing applications such as "under-fill" epoxy or curing epoxy glob tops for chip on board manufacturers.

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


Flat Panel Display: While the flat panel display market has been based primarily in Japan, it is a relatively new market for US equipment manufacturers. RTC has developed, in close cooperation with a flat panel manufacturer, one of the first US built systems for processing large glass panels. This RTC furnace can handle glass panels up to 58 inches wide. In addition to the challenges of achieving uniform heating over the entire panel width, RTC's furnace can meet the mechanical challenges of handling large glass panels while loading and unloading the furnace.

Hybrid Thick Film: Hybrid thick film technology involves the firing of various types of "inks" screen printed on ceramic substrates to form conductors and resistors. Precise thermal profiles are required to achieve desired resistor values and electrical properties of hybrid conductors. RTC offers furnaces for firing thick film inks in air, and for firing thick film materials in a controlled, inert atmosphere with low oxygen content.

Printed Circuit Board: RTC offers both infrared and forced convection heating technologies for printed circuit board assemblies. These ovens are used for high-volume reflow soldering of surface mount components to a printed circuit assembly.


     All RTC systems use on-board computers to provide appropriate man/machine interface with embedded microprocessors, achieving precise control of thermal operations. RTC's furnace computers provide power, temperature, belt speed, process gas measurement, profiling, maintenance requirements, data logging, local and remote communications diagnostics and operation, and computer integrated manufacturing.

MARKETING, SALES AND CUSTOMERS

     Our products are sold throughout the world, primarily to organizations engaged in the microelectronics or photovoltaic manufacturing. RTC maintains direct sales offices in the United States. Internationally the Company is represented through independent sales/service organizations. Note 1 to the Financial Statements depicts a breakdown of international sales.

     Customers tend to evaluate furnace vendors for technological leadership that results in high process yields for material produced. This primary benefit combined with high RTC up time, low meantime between failure (MTBF), quick reliable service and spare parts response combine to produce low cost of equipment ownership for our customers.

     Two customers, AMD and IBM accounted for 31% and 11%, respectively, of RTC's revenue in fiscal year 2001. In 2000, they were: AMD 17% and Astropower 15%. In 1999, 18% of revenue came from AMD.

     The Company does not experience a seasonal demand for its product. Rather the demand for RTC furnaces tends to follow the demand for new manufacturing equipment in the economy.

BACKLOG

     We regard as backlog all signed purchase orders received from customers for delivery at specified dates. At September 30, 2001, the backlog was $808,484 vs. $3,203,427 in 2000, and $595,401 in 1999. This backlog of orders will be completed over a three to five month period. There can be no assurance that backlog will be replicated or increased or translated into higher revenues in the future. The success of our business depends on a multitude of factors that are beyond of our control.

RESEARCH AND DEVELOPMENT

     Research and Development expenses are charged to specific product enhancement activities and new product development. Research and Development expenses were $260,330, $230,599, and $282,766 in fiscal 2001, 2000 and 1999, respectively, which represents primarily the development for new products, which we hope will provide significant value to future years income. It is more ideal, theoretically, to have new products developed over a longer period of time. However, the opportunities of the market place dictate concentration on increased product development at this time. New products include equipment for the 300mm wafer fabrication, the photovoltaic industry, research laboratories and 1300(Degree)C processing temperatures.

COMPETITION

     We  confront   competition  from  two  primary  domestic   companies:   BTU
International, and Sierra-Therm. There are numerous other competitors both domestically and internationally.

     We believe that we are one of the principal manufacturers of conveyorized, controlled atmosphere, variable speed, high temperature infrared furnaces used in the manufacture of precision, microelectronic circuitry for the semiconductor, solar cell, hybrid micro circuits and general microelectronic industries. The competitive environment in the market for ovens and furnaces is based on superior technology, design and delivery and ultimate cost of ownership beyond initial purchase price. The Company believes that its higher temperature near infrared products are more technologically advanced than that of the conventional products of its competitors. The Company has patents issued and pending covering the basic technology involved in the principal markets. See "Patents" below.

MATERIAL

     We purchase raw materials, mechanical parts and electronic components. The Company manufactures most of its sheet metal and some mechanical and electronic components. Alternative sources of material exist for nearly all parts, components and materials. We have selected a single source supplier for much of our electronic componentry, due to high levels of quality and service. Should this favorable condition degenerate, an alternative supplier can be found but not without extra initial expenditures.

PATENTS

     We own a number of current patents on its products issued from 1983 to 1997. RTC also has patents pending. The Company's patents are the result of its creative energies and innovative technology. RTC believes that it must continually work to maintain technological leadership for its customer base. We further believe that patents may provide creative and competitive hurdles to competition. However, it is primarily our attention to customer service with high quality products, produced in a timely manner, ultimately providing the customer with low cost of ownership that provide us our greatest competitive strength.


TRADEMARKS

     We have registered trademark No. 1425668, "RTC radiant technology corporation", with the United Stated patent and Trademark Office on January 20, 1987 and trademark No. 1556707, "MEZZANINE", with the United States Patent and Trademark Office on September 19, 1989. Both trademarks are in force for twenty years.

EMPLOYEES

     We employed 42 full-time individuals as of November 30, 2001.

WARRANTY

     We warrant our ovens and furnaces against defects existing at the time of shipment for material and workmanship under normal use and service for a period of one year on parts and labor after shipment to an original user. Under this warranty, the Company will provide, F.O.B. Anaheim, repair or replacement, at its own cost, any heating elements, SCR control packages, printed circuit boards, components, and conveyor speed controls (including digital readouts) which, within the warranty period, are proved to the satisfaction of the Company to have been defective.


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

     The 25,000 square foot building is leased for 5 years with an option to renew for an additional 5 years. See Note 7 to the financial Statements, for more detail.


ITEM 3.   LEGAL PROCEEDINGS
          -----------------

     There are no legal proceedings pending at the time of this report.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of FY 2002.


                                     PART II


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

    Year Ended
    September 30,
    -------------
                                2001                       2000
                          HIGH       LOW             HIGH          LOW
                          ----       ---             ----          ---
    1st Quarter         $ 1.031    $  .375         $ 1.25       $  .437
    2nd Quarter           2.50        .375           4.00          .656
    3rd Quarter           1.75        .35            1.37          .625
    4th Quarter           1.12        1.12           1.00          .625


     Holders of shares of Common Stock are entitled to receive such dividends, if any, as may be declared by the Board of Directors of the Company out of funds legally available therefore and, upon the liquidation, dissolution or winding up of the Company are entitled to share ratably in all net assets available for distribution to such shareholders. The Company has never paid any dividends. It is anticipated that all earnings will be retained for development of working capital to grow the business of the Company and there is no present intention to declare dividends in the foreseeable future. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     Shareholders  of Record:  As of September  30,  2001,  the number of record
     ------------------------
holders of the Company's Common Stock was 402.


ITEM 6.   SELECTED FINANCIAL DATA
          -----------------------

     The following  table  summarizes  certain  selected  financial  data of the
Company:

Operating Data
(in thousands) except per share                                       Year Ended September 30,____________
                  information                      -----------------------------------------------------------
                                                     2001           2000         1999         1998         1997
                                                     ----           ----         ----         ----         ----
Net Sales                                           $5,069         $4,717       $3,337       $4,686       $4,412

Income (Loss) From Continuing Operations              (157)           287         (476)         416          592

Total Assets                                         2,967          4,551        4,061        4,063        4,102

Long-term  debt                                          0              0            0            0            0

Per Share Information:
Income (Loss) From Continuing Operations             (.08)            .15         (.25)         .22          .32

Cash Dividends per Common Share                       -               -            -                         -

See Notes to Financial Statements


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
                  CONDITIONS AND RESULTS OF OPERATIONS
                  ------------------------------------

Cautionary Statement

This 10-K Report contains statements relating to future results of the Company (including certain projections and business trends) that are "forward-looking statements" as defined in Section 27A of the Securities Act of 1933. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to economic and political changes in markets where the Company competes such as inflation rates, recession, and other external factors over which the Company has no control; domestic and foreign government spending, budgetary and trade policies; demand for and market acceptance of new and existing products; successful development of advanced technologies; and competitive product and pricing pressures as well as other risks and uncertainties, including but not limited to those detailed from time to time in the Company's Securities and Exchange Commission filings.

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

RESULTS OF OPERATIONS

     Revenues were $5.1 million, $4.7 million and $3.3 million in fiscal years 2001, 2000 and 1999 respectively, representing an increase of 7% from 2000 to 2001 and an increase of 42% from 1999 to 2000. The increase in fiscal year 2001 was primarily attributable to increased volume shipments as a result of increased sales orders from photovoltaic (solar cell) customers. The increase in fiscal year 2000 was primarily attributable to increased shipments as a result of increased sales orders.

     Cost of sales consists of costs related to the purchase of raw materials, assembled and subcontracted parts, services provided by third party suppliers, as well as costs arising from in house manufacturing support operations and the costs to run it. Cost of sales as a percentage of revenues was 75.4%, 65.4% and 68.5% for fiscal years 2001, 2000 and 1999 respectively. The increase in material, direct labor, temporary labor, and freight from 2000 to 2001 was attributable to inefficiencies caused by responding quickly to an 87% increase in sales in the first two quarters of the fiscal year compared to the prior year. RTC continues to use the latest technology available in an effort to reduce both cost of revenues (and the maintenance of optimal inventory levels) and operating expenses, and ultimately an increase overall company profits.

     Research and development expense expressed as a percentage of revenues was 7.2% , 8.7% and 8.5% in fiscal years 2001, 2000 and 1999 respectively. These reflect costs related to the design of new products, new product development and product enhancements for existing standard products. These costs are essential to the Company's long term future, a future that can change very quickly in the high technology field.

     Selling, general and administrative expenses represented 23.8%, 20.2% and 38.7% of total revenues in fiscal years 2001, 2000 and 1999 respectively. The increase in 2001 was attributed to increased marketing, administrative, computer support staff, and outside consultants to prepare the Company's infrastructure to support future sales growth.


LIQUIDITY AND CAPITAL RESOURCES

     Our consolidated cash decreased from $1,528,383 at September 30, 2000 to $1,118,630 at September 30, 2001. The decrease of $409,753 is attributable to the payment of a $500,000 note payable. Net cash provided by operating activities of $202,613 compared to cash from operating activities of $171,039 in the prior year. Management believes that the expected revenues from operations of RTC will be sufficient to provide adequate cash to fund anticipated working capital and other cash needs. There may be occasional periods when short-term borrowing will be utilized, although little of this type of activity is foreseen.


ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
           ----------------------------------------------------------

     Inapplicable.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------

     The following are included in this 10-K as exhibits:

     1.     Report of Independent Certified Public Accountants
     2.     Balance Sheets as of September 30, 2001 and 2000.
     3.     Statements of operations for the years ended September 30, 2001,
                2000, 1999.
     4.     Statements of Stockholders' Equity for the years ended September 30,
                2001, 2000, 1999.
     5.     Statements of Cash Flows for the years ended September 30, 2001,
                2000, 1999.
     6.     Notes to Financial Statements.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          -----------------------------------------------------------
            AND FINANCIAL DISCLOSURE
            ------------------------

           None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

     The response to this item is incorporated herein by reference to the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on April 22, 2002.


ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

     The response to this item is incorporated herein by reference to the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on April 22, 2002.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

     The response to this item is incorporated herein by reference to the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on April 22, 2002.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

     The response to this item is incorporated herein by reference to the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on April 22, 2002.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
          ----------------------------------------------------------------

(a)      (1)      Financial Statements

The following financial statements are included in this Form 10-K:
Page No.
1.    Report of Independent Certified Public Accountants.                  15
2.    Balance Sheets as of September 30, 2001 and 2000.                    16
3.    Statements of Operations for the years ended September 30,
        2001, 2000, and 1999.                                              17
4.    Statements of Stockholders' Equity for the years ended September
         30, 2001, 2000 and 1999.                                          18
5.    Statements of Cash Flows for the years ended September 30, 2001,
         2000, and 1999.                                                 19-20
6.    Notes to Financial Statements                                      21-33
      (2)      Financial Statements Schedules
               None.

      (3)      Exhibits


Exhibit No.     Description                                          Page No.
-----------     -----------                                          --------

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


Dated:       January 14, 2002

                                                 RADIANT TECHNOLOGY CORPORATION


                                                 By:     /s/ L. R. McNamee
                                                   -----------------------------


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons on behalf of the registrant in the capacities and on the dates indicated.


 /s/ L. R. McNamee                                            January 14, 2002
--------------------------------
Lawrence R. McNamee
Chairman of the Board and a Director
(Principal Financial Officer and
 Principal Executive Officer)


 /s/ Carson T. Richert                                        January 14, 2002
--------------------------------
Executive President and a Director


 /s/ R. B. Thompson
--------------------------------                              January 14, 2002
Robert B. Thompson
Director

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





The Board of Directors and Stockholders
Radiant Technology Corporation


We have audited the accompanying balance sheets of Radiant Technology Corporation as of September 30, 2001 and 2000, and the related statements of operations, stockholders' equity and cash flows for each of the years in the three year period ended September 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Radiant Technology Corporation as of September 30, 2001 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2001 in conformity with accounting principles generally accepted in the United States.




                                             CACCIAMATTA ACCOUNTANCY CORPORATION



Irvine, California
December 17, 2001

                         RADIANT TECHNOLOGY CORPORATION

                                 Balance Sheet


                                                           September 30,
                                                           -------------
                                                        2001           2000
                                                        ----           ----

ASSETS

Current assets:
  Cash and equivalents ............................   $ 1,118,630    $ 1,528,383
  Accounts receivable .............................       407,814      1,844,418
  Inventories .....................................       845,823        689,133
  Prepaid expenses ................................        53,467         42,411
  Deferred taxes ..................................       283,500        170,000
                                                          -------        -------

   Total current assets ...........................     2,709,234      4,274,345

Property and equipment ............................       252,243        265,671

Patents ...........................................         5,035         11,443
                                                            -----         ------

                                                      $     2,966,   $ 4,551,459
                                                      ============   ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term debt .................................   $      --      $   500,000
  Accounts payable ................................       274,582        410,164
  Accrued expenses ................................       216,080        254,754
  Customer deposits ...............................       200,663        967,269
                                                          -------        -------

    Total current liabilities .....................       691,325      2,132,187
                                                          -------      ---------

Stockholders' equity:
  Preferred stock .................................          --             --
  Capital stock ...................................     1,167,608      1,154,483
  Retained earnings ...............................     1,107,579      1,264,789
                                                        ---------      ---------

    Total stockholders' equity ....................     2,275,187      2,419,272
                                                        ---------      ---------

                                                      $ 2,966,512    $ 4,551,459
                                                      ===========    ===========


                         RADIANT TECHNOLOGY CORPORATION

                           Statements of Operations

                                                Year Ended September 30,
                                                ------------------------
                                                2001          2000        1999
                                                ----          ----        ----

Net sales                                    $5,069,280  $4,717,316  $3,336,674

Cost of Sales                                 3,820,550   3,086,122   2,283,801
                                              ---------   ---------   ---------

Gross profit                                  1,248,730   1,631,194   1,052,873
                                              ---------   ---------   ---------

Operating expenses:
Selling, general and administrative           1,206,277     954,525   1,290,047

Engineering, research and development           365,372     413,480     282,766
                                                -------     -------     -------

Total operating expenses                      1,571,649   1,368,005   1,572,813
                                              ---------   ---------   ---------

Income/(loss) from operations                  (322,919)    263,189    (519,940)

Interest income, net                             52,209      37,540      44,120
                                                 ------      ------      ------

Income/(loss) before provision for
  income taxes                                 (270,710)    300,729    (475,820)


Provision (benefit) for income taxes           (113,500)     13,000         --
                                               --------      ------       ------

Net income/(loss)                             $(157,210)   $287,729   $(475,820)
                                              =========    ========   =========

Basic earnings per share:
Net income/(loss)                             $   (0.08)   $   0.15       (0.25)
                                              =========    ========       =====

Diluted earnings per share:
Net income/(loss)                             $   (0.08)   $   0.13    $  (0.25)
                                              =========    ========    ========

Basic number of common shares outstanding:     2,040,445  1,901,594   1,895,678
                                               =========  =========   =========
Diluted number of common shares outstanding:   2,040,445  2,188,764   1,895,678
                                               =========  =========   =========


                         RADIANT TECHNOLOGY CORPORATION
                      Statements of Stockholders' Equity
                  Years Ended September 30, 2001, 2000 and 1999


                                                                         Total
                                   Capital Stock         Retained     Stockholders'
                                   -------------
                                Shares       Amount       Earnings       Equity
                                ------       ------       --------       ------

Balance, September 30, 1998   $1,895,678   $1,153,108    $1,452,880     $2,605,988

    Net loss ..............          -            -        (475,820)      (475,820)
                              ----------   -----------    -----------    -----------

Balance, September 30, 1999    1,895,678      153,108       977,060      2,130,168

    Exercise of options ...       11,000        1,375           -            1,375

    Net income ............          -            -         287,729        287,729
                              ----------   ----------   -----------    -----------
Balance, September 30, 2000    1,906,678    1,154,483     1,264,789      2,419,272
                              ----------   ----------   -----------    -----------

    Exercise of options ...      175,000       13,125           -           13,125

    Net income (loss) .....          -            -        (157,210)      (157,210)
                             ----------   -----------    -----------    -----------

Balance, September 30, 2001   $2,081,678   $1,167,608    $1,107,579     $2,275,187
                             ===========   ==========    ==========     ===========


                          RADIANT TECHNOLOGY CORPORATION
                            Statements of Cash Flows

                                                                        Year Ended September 30,
                                                                        ------------------------
                                                                2001               2000              1999



                                                                ----               ----              ----
Cash flows from operating activities:
Net income/ (loss)                                           $ (157,210)        $  287,729           $(475,820)
  Adjustments to reconcile net income/(loss) to net cash
    provided by operating activities:
    Bad debt expense                                               -                    -            183,807
    Depreciation and amortization                               133,884            193,113           195,011
    Inventory obsolescence                                       26,000             40,000            40,000
  Changes in assets and liabilities:
    (Increase) decrease in:
      Accounts receivable                                     1,436,604         (1,253,112)         (209,336)
      Inventory                                                (182,690)          (305,227)          (30,299)
      Deferred taxes                                           (113,519)                 -                   -
      Other assets                                                  406              7,260           (14,549)
    Increase (decrease) in:
      Accounts payable                                         (135,582)           221,041           115,083
      Accrued expenses                                          (38,674)            18,713            38,157
      Income taxes payable                                         -                13,000           (38,640)
      Customer deposits                                        (766,606)           948,522          (140,719)
                                                               --------            -------          --------

  Net cash provided by/(used in) operating activities           202,613            171,039          (337,305)
                                                                -------            -------          --------

Cash flows from investing activities:
  Capital expenditures                                         (125,491)           (28,933)         (105,718)
                                                               --------            -------          --------

Cash flows from financing activities:
  Issuance of common stock                                       13,125              1,375                 -
  Borrowing on short-term debt                                     -               500,000           500,000
  Repayment on short-term debt                                 (500,000)        (1,500,000)                -
                                                               --------         ----------        ----------

    Net cash provided by (used in) financing activities        (486,875)          (998,625)          500,000
                                                               --------           --------           -------

Net increase in cash and equivalents                           (409,753)          (856,519)           56,977

Cash and equivalents, beginning of year                       1,528,383          2,384,902         2,327,925
                                                              ---------          ---------         ---------

Cash and equivalents,  end of year                           $1,118,630         $1,528,383     $   2,384,902
                                                             ==========         ==========     =============


                                                                   (continued)


                         RADIANT TECHNOLOGY CORPORATION

                      Statements of Cash Flows (continued)


Supplemental disclosures of cash flow information and non-cash investing and financing activities:

                                             2001        2000        1999
                                             ----        ----        ----

Cash paid during the year for:
       Interest ...............         $      -     $    429    $  4,614
       Income taxes ............        $            $     -     $ 34,286


                         RADIANT TECHNOLOGY CORPORATION
                          Notes to financial statements
                               September 30, 2001

1    Summary of significant accounting policies
-----------------------------------------------

     Nature of Operations
     --------------------

     Radiant   Technology   Corporation   (the  "Company")  is  engaged  in  the
     manufacturing and marketing of infrared conveyorized ovens and furnaces used primarily by the microelectronics manufacturing industry.

     All of the Company's operations are located in California. Sales to entities located outside the United States are as follows:

      Countries                            2001          2000           1999
      ---------                            ----          ----           ----

      European                          $1,047,596    $  966,723     $  640,511
      Asia                                 549,073       316,235        178,170
      Other international                  377,243       126,666        482,161
                                        $1,973,912    $1,409,624     $1,300,842

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

                         RADIANT TECHNOLOGY CORPORATION
                          Notes to financial statements


1.   Summary of significant accounting policies (continued)
-----------------------------------------------------------

     Equipment
     ---------

     Equipment is stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets or over the lesser of the term of the lease or the estimated useful life for leasehold improvements.

     Intangibles
     -----------

     The cost of patents are being amortized using the straight line method over their estimated lives of five years. Amortization expense charged to operations in 2001, 2000 and 1999 was $11,939, $8,712, and $8,716,
     respectively.

     Research and Development
     ------------------------

     Research and development is expensed as incurred. Research and development expenses were $260,330, $230,599, and $282,766 in fiscal 2001, 2000, and
     1999, respectively.

     Software development costs
     --------------------------

     The Company capitalizes internal software development costs in accordance with Statement of Financial Accounting Standards No. 86. The capitalization of these costs begins when a product's technological feasibility has been established and ends when the product is available for general release to customers. The Company uses the working model approach to establish technological feasibility. Amortization is computed on an individual product group on the straight-line method over the estimated economic life of the product. Currently, the Company is using an estimated economic life of three years for all capitalized software costs. Amortization expense was $31,001, $77,213, and $106,550 for 2001, 2000, and 1999, respectively.

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

                         RADIANT TECHNOLOGY CORPORATION
                          Notes to financial statements


1.   Summary of significant accounting policies (continued)
-----------------------------------------------------------

     Earnings per common share
     -------------------------

     Earnings per common share is computed by dividing reported earnings by the weighted average number of common shares outstanding during the respective periods. Common stock equivalents were excluded from the computation of earnings per share in 2001 and 1999 because the effect of including such equivalents in the computation would have been anti-dilutive.

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

     Stock based compensation
     ------------------------

     The Company accounts for compensation costs related to employee stock options and other forms of employee stock-based compensation plans in accordance with the requirements of Accounting Principles Board Opinion 25 ("APB 25"). The Company adopted the provisions of pro forma disclosure requirements of Statement of Financial Accounting Standards 123, Accounting for Stock-Based Compensation in fiscal 1997. Options granted to non-employees are recognized at their estimated fair value at the date of grant.

     Use of estimates
     ----------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

     Reclassifications
     -----------------

     Certain items in the 2000 and 1999 financial statements have been reclassified to conform with the 2001 presentation.


2.   Concentration of credit risk and significant customers
-----------------------------------------------------------

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

                         RADIANT TECHNOLOGY CORPORATION
                          Notes to financial statements

3.  Accounts receivable (continued)
-----------------------------------

    Net accounts receivable by geographic markets are as follows:

             Countries                    2001                2000
             ---------                    ----                ----

United States ......                         48%                73%
 Asia ..............                         26%                 -
 European ..........                          9%                14%
 Other International                         17%                13%
                                             --                 --
                                            100%               100%
                                            ===                ===

     During 2001, 2000, and 1999, the five largest customers represented 65, 51, and 52 percent of revenues, respectively. At September 30, 2001 and 2000 the five largest balances represented 70 and 82 percent, respectively, of total accounts receivable.

                                                  2001                  2000
                                              -----------           -----------
     Trade receivables ............           $   412,814           $ 1,849,418
     Allowance for doubtful accounts               (5,000)               (5,000)
                                                   ------                ------
                                              $   407,814           $ 1,844,418
                                              ===========           ===========

     Activity relating to the allowance for doubtful accounts and sales returns is as follows:

                                             2001          2000          1999
                                             ----          ----          ----

    Balance at beginning of year         $  5,000     $ 210,817      $  37,500
    Provision                                (490)          --         183,807
    Recoveries (Write offs)                   490      (205,817)       (10,490)
                                              ---      --------         -------
    Balance at end of year                $   490     $(205,817)     $ 210,817
                                          =======     =========      =========

                         RADIANT TECHNOLOGY CORPORATION
                          Notes to financial statements

4.  Inventories
---------------

                                                  2001                 2000
                                                  ----                 ----
    Raw materials                             $ 471,882              $ 384,727
    Work in process                             313,090                313,357
    Finished goods                              216,851                121,049
                                                -------                -------
                                              1,001,823                819,133
    Allowance for obsolescence                 (156,000)              (130,000)
                                               --------               --------
                                              $ 845,823              $ 689,133
                                              =========              =========

     Activity relating to the allowance for obsolescence is as follows:

                                            2001           2000         1999
                                            ----           ----         ----

    Balance at beginning of year        $  130,000      $  140,000   $  100,000

    Provision                               56,000          40,000       40,000

    Write offs                             (30,000)        (50,000)        --
                                           -------         -------      -------
    Balance at end of year              $  156,000      $  130,000   $  140,000
                                        ==========      ==========   ==========

5.  Property and Equipment

                                    Life in years         2001         2000
                                    -------------         ----         ----

    Machinery and equipment              7            $   419,685   $  387,530
    Office furniture and equipment       7                 70,105       68,847
    Leasehold improvements               5                 67,934       67,934
    Vehicles                             5                 15,050       15,050
    Capitalized computer software        3                475,145      405,542
                                                          -------      -------
                                                        1,047,919      944,902

    Less:  accumulated depreciatio                      (795,676)     (679,231)
                                                        --------      --------

                                                      $   252,243   $  265,671
                                                      ===========   ==========

     Depreciation expense for 2001, 2000, and 1999 was $121,945,  $184,401,  and
     $186,295, respectively.

                         RADIANT TECHNOLOGY CORPORATION
                          Notes to financial statements

6.  Accrued expenses
--------------------

                                                   2001                   2000
                                                   ----                   ----

    Payroll and related items                 $ 126,785              $ 109,499
    Commissions                                  39,682                 89,959
    Warranties                                   30,000                 40,000
    Other                                        19,613                 15,296
                                                 ------                 ------
                                              $ 216,080              $ 254,754
                                              =========              =========

7.  Commitments and contingencies
---------------------------------
     Operating leases
     ----------------

     In November 1996 the Company signed a five year lease on a building in Fullerton, California, expiring on February 28, 2002. The Company is negotiating the terms of an existing option to extend the lease. Base monthly rent is $11,395 plus common area charges of approximately $2,649 per month. The Company also leases office equipment under operating leases expiring in January, 2002. Minimum future lease payments under non-cancelable operating leases are:


         Year ending September 30,
                   2002                          $     71,660
                                                 ============

     Rent expense for 2001, 2000 and 1999 was $146,112,  $168,650, and $172,228,
     respectively.

8.  Environmental Matters
-------------------------

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

                         RADIANT TECHNOLOGY CORPORATION
                          Notes to financial statements

9.  Stockholders' equity
------------------------

     Preferred  stock
     ----------------

     At September 30, 2001 and 2000 there were 5,000,000 authorized shares of preferred stock, of which no shares were issued and outstanding.

     Common stock
     ------------

     The Company has authorized 24,000,000 shares of no par value common stock. At September 30, 2001 and 2000, 2,081,678 and 1,906,678 shares were issued and outstanding, respectively.

     Employee stock options
     ----------------------

     Incentive and non-statutory option plan
     ---------------------------------------

     The Company adopted an incentive and non-statutory stock option plan which provides for granting options to key employees and officers. Under the plan, options up to 1,000,000 shares may be granted at a price not less than the fair market value of such shares on the date of the grant, and the maximum term of each option may not exceed ten years. With respect to any participant who owns stock possessing more than 10% of the voting rights of the Company's outstanding capital stock, the exercise price of any stock option must not be less than 110% of the fair market value on the date of the grant and the maximum term may not exceed five years. On January 22, 1998, April 15, 1999, and January 2, 2001 the Board authorized options to purchase 70,000, 100,000, and 55,000 shares, respectively. These shares were granted at an exercise price that was at or above the market price on the date of the grant. The options vest on January 5, 2000, January 2, 2002, and January 2, 2003 and expire three years from the vesting date. As of September 30, 2001 314,666 of these options remained outstanding.

     Non-statutory director options
     ------------------------------

     On September 30, 1996, the Company granted 20,000 non-statutory options to each of three outside board members. The options vested immediately and expire 50% at September 30, 2000 and 50% at September 30, 2001. The option price is $.48 per share, which was equal to the market price at the date of the grant. At September 30, 2001, none of these options remain outstanding.


     Lawrence McNamee
     ----------------

     Mr. McNamee held options to acquire 346,666 shares at $.075 per share issued to him in lieu of salary in 1992; 175,000 of these options were exercised in 2001, resulting in options for 171,666 shares outstanding at September 30, 2001. These options have no expiration date.

                         RADIANT TECHNOLOGY CORPORATION
                          Notes to financial statements

9.   Stockholders' equity (continued)
------------------------------------

     The following table summarizes the activities under the Plan and outside the Plan:

                                                                       Weighted           Number
                                  Number of          Price              Average         of Shares
                                   Shares          Per Share         Exercise price    Exercisable
                                   ------          ---------         --------------    -----------

    September 30, 1999            595,666         $.0625 - 1.175         $0.32           446,666
                                  -------         ------   -----         -----           -------

    Exercised                     (11,000)        $.0625 - 0.75          $0.13
    Canceled                      (85,000)         $.48 - 1.175          $0.94
                                  -------          ----   -----          -----

    September 30, 2000            499,666         $.075 - 0.75           $0.23           459,666
                                  -------         -----   ----           -----           -------

    Granted                        55,000             $0.525             $0.525
    Exercised                    (175,000)            $0.075             $0.075
    Canceled                      (65,000)        $.48 - 0.75            $0.55
                                  -------         ----   ----            -----

    September 30, 2001            314,666          $.075-.75             $0.30           229,666
                                  =======          ===== ===             =====           =======

     The following information applies to employee options outstanding at September 30, 2001:

                                      Weighted Average        Weighted
                                          Remaining            Average
        Range of        Number of        Contractual          Exercise
      exercise price    Shares           Life (Years)          Price
      --------------    ------           ------------          -----

        $0.075          171,666               N/A               $0.075
        $0.48            50,000               2.5               $0.48
        $0.525           55,000               3.6               $0.525
        $0.75            38,000               1.25              $0.75
        -----            ------               ----              -----
                        314,666                                 $0.30
                        =======                                 =====

                         RADIANT TECHNOLOGY CORPORATION
                          Notes to financial statements


9.   Stockholders' equity (continued)
-------------------------------------

     Stock options (continued)
     -------------------------

     Had compensation cost for the plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net income/(loss) and earnings/(loss) per share would have been:

                                     2001             2000             1999
                                     ----             ----             ----
    Net income/(loss):
    As reported                  $  (157,210)     $   287,729      $  (475,820)
    Pro forma                    $  (169,952)     $   284,444      $  (507,110)

    Basic earnings per share:
    As reported                  $      (0.8)     $      0.15      $     (0.25)
    Pro forma                    $      (0.8)     $      0.15      $     (0.27)

    Diluted earnings per share:
    As reported                  $      (0.8)     $      0.13      $     (0.25)
    Pro forma                    $      (0.8)     $      0.13      $     (0.27)


     These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before 1996. In addition, potential deferred tax benefits of approximately $12,500, $12,500, and $15,000 in 2001, 2000 and 1999
     respectively, have not been reflected in the pro forma amounts due to the uncertainty of realizing any benefit. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 2001, 2000 and 1999:

                 Expected life (years)                  4
                 Risk-free interest rate                6.00%
                 Volatility                             100%
                 Expected dividends                     None


     The weighted fair value of options granted during the years ended September 30, 2001 and 2000 for which the exercise price approximated the market price on the grant date was $.41 and $.21, respectively.

                         RADIANT TECHNOLOGY CORPORATION
                          Notes to financial statements

10.  Income taxes
-----------------

     Income tax expense (benefit) consisted of the following:

                                        2001          2000           1999
                                        ----          ----           ----

         Current tax expense       $      -        $ 13,000       $     -
         Deferred tax benefit       (113,500)            -              -
                                    ---------      ---------      ---------
         Net income tax expense    $(113,500)      $ 13,000       $     -
                                   =========       ========       ========

     Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax income from continuing operations in 2001, 2000 and 1999 as a result of the following:

                                                  2001       2000       1999
                                                  ----       ----       ----
     Continuing operations:
        Federal expected tax expense (benefit) $ (87,768)  $ 102,000  $(167,000)
        State expected tax expense (benefit)     (25,732)     28,000    (48,000)
        Inventory allowance                       12,000      (4,000)   (40,000)
        Accounts receivable allowance                 -      (76,000)   (42,000)
                                                 -------     -------    -------
        Depreciation timing differences           20,000      33,000     20,000
        Deferred tax valuation allowance         (32,000)         -     277,000
        Use of NOL carryforwards - federal            -      (64,000)        -
        Use of NOL carryforwards - state              -       (6,000)        -
                                                  ------      ------     ------
                                               $(113,500)  $  13,000  $      -
                                                =========   =========   =======

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at September 30, 2001 and 2000 are as follows:

                                                  2001                   2000
                                                  ----                   ----
    Net operating loss carryforwards          $ 514,000              $ 441,000
    Allowance for slow moving inventories        72,000                 60,000
    Allowance for doubtful accounts               2,000                  2,000
    Other                                           -                       -
                                                 ------                 ------
    Deferred tax assets                         588,000                503,000

    Less valuation allowance                   (304,500)              (333,000)
                                               --------               --------

    Net deferred tax asset                    $ 283,500              $ 170,000
                                              =========              =========

                         RADIANT TECHNOLOGY CORPORATION
                          Notes to financial statements

10.   Income taxes (continued)
------------------------------

     At September 30, 2001, the Company had net operating loss carryforwards for federal and state income tax purposes expiring as follows:

                                              Federal                State
                                              -------                -----

              2007                          $ 247,175              $    -
              2009                            620,976                   -
              2011                                 -               121,000
              2014                            167,361
              2021                            220,000                   -
                                              -------              -------

                                           $1,255,512             $ 121,000
                                           ==========             =========

     Federal investment credit and other general business credit carryforwards total $35,600 and $105,500, respectively, and expire at various dates through 2003.

11.  Employee benefit plan
--------------------------

     The Company's 401(k) plan was re-activated during fiscal 1996. All employees are eligible as long as they are 21 years of age and have completed one year of employment. The plan provides for contributions by the Company in such amounts as management may determine. Contribution expense charged to operations in 2000 and 1999 were $12,474 and $13,027 respectively. No expense was charged to operations in 2001.

                         RADIANT TECHNOLOGY CORPORATION
                          Notes to financial statements

12.  Basic and diluted earnings/(loss) per share

     The   following   tables   illustrate   the  required   disclosure  of  the
     reconciliation of the numerators and denominators of the basic and diluted earnings/(loss) per share computations.

                                                                   2001           2000           1999
                                                                   ----           ----           ----
         Basic earnings/(loss) per share:

           Numerator
               Net income/(loss)                              $  (157,210)   $   287,729    $  (475,820)
                                                              ===========    ===========    ===========

           Denominator
               Basic weighted average number of common
               shares outstanding during the period             2,040,445      1,901,594      1,895,678
                                                                =========      =========      =========

         Basic net income/(loss) per share                    $     (0.08)   $      0.15    $     (0.25)
                                                              ===========    ===========    ===========

         Diluted earnings/(loss) per share:
           Denominator
               Weighted average number of common
                    shares used in basic earnings per share     2,040,445      1,901,594      1,895,678

           Effect of dilutive securities:

                Stock options (1)                                    --          287,170           --

               Weighted number of common shares
                    and dilutive potential common stock
                    used in diluted earnings per share          2,040,445      2,188,764      1,895,678
                                                                =========      =========      =========

         Diluted earnings/(loss) per share                    $     (0.08)   $     (0.25)   $      0.18
                                                              ===========    ===========    ===========


     (1) Stock options were anti-dilutive for the years ended September 30, 2001 and 1999. See Note 9 for stock option activity .......