Form 10-Q
period 2001-12-31
RADIANT TECHNOLOGY CORP
filed 2002-02-20
CIK 310235

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D. C. 20549


                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15 (d) Of the Securities
                     Exchange Act of 1934 For the Quarter ended December 31,
                     2001

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

Yes  X     No
   ------    -------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, no par value                               2,082,678
--------------------------                    ---------------------------------
        (Class)                              (Outstanding at December 31, 2001)

                         RADIANT TECHNOLOGY CORPORATION

                                      INDEX



Part I Financial Information:...........................................Page No.

         Condensed Balance Sheets- December 31, 2001
           and September 30, 2001 (unaudited).................................3

         Condensed Statements of Operations - Three Months
           Ended December 31, 2001 and 2000 (unaudited).......................4

         Condensed Statements of Cash Flows - Three Months
           Ended December 31, 2001 and 2000 (unaudited).......................5

         Notes to Condensed Financial Statements (unaudited)..................6

         Management's Discussion and Analysis of Financial
          Condition and Results of Operation..................................6


Part II Other Information

         Legal Proceedings and Exhibits.......................................7

         Signature Page.......................................................8

                         RADIANT TECHNOLOGY CORPORATION
                          PART I FINANCIAL INFORMATION
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)


                                     ASSETS

                                                December 31      September 30
                                                    2001              2001
                                                -----------       -----------
Current Assets:
Cash and Equivalents                            $   821,722       $ 1,118,630
Accounts Receivable                                 599,389           407,814
Inventories                                         726,174           845,823
Prepaid Expenses                                     74,859            53,467
Deferred Taxes                                      263,500           283,500
                                                -----------       -----------

Total Current Assets                              2,485,644         2,709,234

Property and Equipment                              228,927           252,243
Other Assets                                          5,511             5,035
                                                -----------       -----------

Total Assets                                    $ 2,720,082       $ 2,966,512
                                                ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable                                $   113,550       $   274,582
Accrued Expenses                                    179,405           216,080
Customer Deposits                                   524,609           200,663
                                                -----------       -----------

Total Current Liabilities                           817,564           691,325
                                                -----------       -----------


Stockholders' Equity
Common Stock                                      1,167,608         1,167,608
Retained Earnings                                   734,910         1,107,579
                                                -----------       -----------

Total Stockholders' Equity                        1,902,518         2,275,187
                                                -----------       -----------
Total Liabilities and
Stockholders' Equity                            $ 2,720,082       $ 2,966,512
                                                ===========       ===========


                         RADIANT TECHNOLOGY CORPORATION
                     PART I FINANCIAL INFORMATION-CONTINUED
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                    THREE MONTHS ENDED
                                                        December 31
                                                        -----------
                                                     2001              2000
                                                -----------       -----------

Net Sales                                       $   655,139       $ 1,700,223

Cost Of Sales                                       515,746         1,056,876
                                                -----------       -----------
Gross Profit                                        139,393           643,347
                                                -----------       -----------
Operating Expenses
   Selling, General and Administrative              486,453           460,624

   Depreciation and Amortization                     31,046            38,127
                                                -----------       -----------
   Total Operating Expenses                         517,499           498,751
                                                -----------       -----------
   Income (Loss) From Operations                   (378,106)          144,596

Interest Income, Net                                  6,238            15,363
                                                -----------       -----------
   Income (Loss) Before Provision
    For Income Taxes                               (371,868)          159,959

Provision For Income Taxes                              800            14,900
                                                -----------       -----------
Net Income (Loss)                               $  (372,668)      $   145,059
                                                ===========       ===========

Earnings Per Share:
Basic Earnings (Loss) Per Share
   Net Income (Loss)                            $     (0.18)      $      0.08
                                                ===========       ===========
Diluted Earnings (Loss) Per Share
   Net Income (Loss)                            $     (0.18)      $      0.07
                                                ===========       ===========
Basic Number of Common Shares Outstanding         2,081,678         1,916,400
                                                ===========       ===========
Diluted Number of Common Shares Outstanding       2,081,678         2,070,899
                                                ===========       ===========


                         RADIANT TECHNOLOGY CORPORATION
                     PART I FINANCIAL INFORMATION-CONTINUED
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED
                                                          December 31
                                                     ---------------------
                                                      2001            2000
                                                      ----            ----
Cash Flows From Operating Activities:
   Net Income (Loss)                            $  (372,668)      $   145,059
Adjustments To Reconcile Income To Net
   Cash Used In Operating Activities:
   Depreciation And Amortization                     31,046            38,127
Changes In Assets And Liabilities:
   (Increase) Decrease in:
   Accounts Receivable                             (191,575)          407,348
   Inventories                                      119,649          (434,168)
   Prepaid Expenses & Other Assets                   (1,392)           13,195
Increase (Decrease) in:
   Accounts Payable                                (161,032)          (98,911)
   Accrued Expenses                                 (36,675)          100,837

   Customer Deposits                                323,946          (196,193)
                                                -----------       -----------


Net Cash (Used In) Operating Activities            (288,701)          (24,706)
                                                -----------       -----------

Cash Flows From Investing Activities:
   Capital Expenditures                              (8,207)          (17,547)
                                                -----------       -----------

Cash Flows From Financing Activities:
   Issuance of Common Stock                            --              13,125
   Repayment of Line of Credit                         --            (500,000)
                                                -----------       -----------

   Net Cash (Used In) Financing Activities             --            (486,875)
                                                -----------       -----------

Net (Decrease) in Cash and Equivalents             (296,908)         (529,128)
                                                -----------       -----------

Cash and Equivalents, Beginning of Year           1,118,630         1,528,383
                                                -----------       -----------

Cash and Equivalents, End of year               $   821,722       $   999,255
                                                ===========       ===========

                         RADIANT TECHNOLOGY CORPORATION
                    PART I FINANCIAL INFORMATION - CONTINUED
                   Notes to Condensed Financial Statement for
                                December 31, 2001
                                   (Unaudited)

Item 1 - Notes

1.   General

     The accompanying unaudited consolidated financial statements of Radiant Technology Corporation (the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended September 30, 2001.

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

     Financial Condition, Liquidity and Capital Resources

     The Company's cash and equivalents decreased from $1,118,383 at September 30, 2001 to $821,722 at December 31, 2001. This decrease of $296,908 is attributable to the use of cash in operating activities of $288,701, and use of cash in investing activities of $8,207.

     Management believes that the expected revenues from operations, supplemented by the cash on hand, will be sufficient to provide adequate cash to fund anticipated working capital and other cash needs during the remainder of the year.

     Results of Operations

     Sales were approximately $655,139 and $1,700,222 for the three months ended December 31, 2001 and 2000, respectively, a decrease of 61%. The decrease in revenues from 2000 to 2001 resulted principally from world wide reduction of demand for increased semiconductor production. We anticipate increased sales in the next quarter.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operation (Continued)

     The Company's overall cost of sales increased as a percentage of sales for the three months ended December 31, 2001 (79%) compared to the three months ended December 31, 2000 (62%). The increase compared to the prior year is attributed to increased price pressure and under absorbed overhead with the decrease in revenue achieved.


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


                                                 RADIANT TECHNOLOGY CORPORATION
                                                 ------------------------------
                                                           (Registrant)



Dated:   February 19, 2002                           /s/ L. R. McNamee
                                                  -----------------------------
                                                    Lawrence R. McNamee
                                                    Chairman of the Board,
                                                    Chief Operating Officer,
                                                    Chief Executive Officer