Form 10-Q
period 2002-03-31
RADIANT TECHNOLOGY CORP
filed 2002-05-14
CIK 310235

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D. C. 20549


                                    FORM 10Q

                   Quarterly Report Under Section 13 or 15 (d)
                     Of the Securities Exchange Act of 1934
                      For the Quarter ended March 31, 2002

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

Yes  X     No ____
   ------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, no par value                                  2,081,678
--------------------------                        ------------------------------
        (Class)                                  (Outstanding at March 31, 2002)

                         RADIANT TECHNOLOGY CORPORATION

                                      INDEX



Part I Financial Information:...........................................Page No.

         Condensed Balance Sheet- March 31, 2002
           and September 30, 2001 (unaudited)................................3

         Condensed Statement of Operations - Three Months
           Ended March 31, 2002 and 2001 (unaudited).........................4

         Condensed Statement of Operations - Six Months
           Ended March 31, 2002 and 2001 (unaudited).........................4

         Condensed Statement of Cash Flows - Three Months
           Ended March 31, 2002 and 2001 (unaudited).........................5

         Condensed Statement of Cash Flows - Six Months
           Ended March 31, 2002 and 2001 (unaudited).........................6

         Notes to Condensed Financial Statements (unaudited).................7

         Management's Discussion and Analysis of Financial
          Condition and Results of Operation.................................7


Part II Other Information:

         Legal Proceedings and Exhibits......................................9

         Signature Page......................................................9

                         RADIANT TECHNOLOGY CORPORATION
                          PART I FINANCIAL INFORMATION
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)


                                     ASSETS



                                               March 31           September 30
                                                   2002                   2001
                                             ----------             ----------
Current Assets
         Cash                                  $342,075             $1,118,630
         Accounts Receivable - Net              337,339                407,814
         Inventories                          1,174,596                845,823
         Prepaid Expenses                        35,995                 53,467
         Deferred Income Taxes                  263,500                283,500
                                             ----------             ----------

            Total Current Assets              2,153,505              2,709,234

Machinery and Equipment - Net                   209,406                252,243
Other Assets                                      5,674                  5,035
                                             ----------             ----------

         Total Assets                        $2,368,585             $2,966,512
                                             ==========             ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
         Accounts Payable                      $167,567               $274,582
         Accrued Expenses                       205,371                216,080
         Customer Deposits                      275,373                200,663
                                             ----------             ----------

         Total Current Liabilities              648,311                691,325
                                             ----------             ----------


Stockholders' Equity
         Common Stock, no par value           1,167,608              1,167,608
         Retained Earnings                      552,666              1,107,579
                                             ----------             ----------

         Total Stockholders' Equity           1,720,274              2,275,187
                                             ----------             ----------

Total Liabilities and  Stockholders' Equity  $2,368,585             $2,966,512
                                             ==========             ==========

                         RADIANT TECHNOLOGY CORPORATION
                     PART I FINANCIAL INFORMATION-CONTINUED
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                   Three Months Ended             Six Months Ended
                                                                          March 31                     March 31
                                                                          --------                     --------
                                                                     2002           2001           2002           2001
                                                              -----------    -----------    -----------    -----------

Net Sales ..................................                     $603,776     $1,777,458     $1,256,035     $3,477,681

Cost of Sales ..............................                      452,115      1,277,896        956,048      2,334,772
                                                              -----------    -----------    -----------    -----------

Gross Profit ...............................                      151,661        499,562        299,987      1,142,909

Operating Expenses:
   Selling, general and administrative .....                      305,426        427,889        800,813        888,513
   Depreciation and amortization ...........                       31,191         31,122         62,237         69,249
                                                              -----------    -----------    -----------    -----------
   Total Operating Expenses ................                      336,617        459,011        863,050        957,762
                                                              -----------    -----------    -----------    -----------
Income (Loss) from Operations ..............                     (184,956)        40,551       (563,063)       185,147

Interest Income, net .......................                        2,712         15,497          8,950         30,860
                                                              -----------    -----------    -----------    -----------

Income (Loss) Before Tax Provision (Benefit)                     (182,244)        56,048       (554,113)       216,007

Provision (Benefit) for Income Taxes .......                         --           (6,372)           800          8,528
                                                              -----------    -----------    -----------    -----------

Net Income (Loss) ..........................                    $(182,244)      $62,420       $(554,913)       207,479
                                                              ===========    ===========    ===========    ===========

Basic Earning per Share:

   Net Income (Loss) .......................                       $(0.09)      $0.03            $(0.27)         $0.10
                                                              ===========    ===========    ===========    ===========

Diluted Earning per Share:

   Net Income (Loss) .......................                       $(0.09)      $0.03            $(0.27)         $0.10
                                                              ===========    ===========    ===========    ===========


Basic Weighted Average shares outstanding ..                    2,081,678      2,081,678      2,081,678      1,994,178
                                                              ===========    ===========    ===========    ===========

Diluted Weighted Average shares outstanding                     2,081,678      2,259,511      2,081,678      2,172,011
                                                              ===========    ===========    ===========    ===========

                         RADIANT TECHNOLOGY CORPORATION
                     PART I FINANCIAL INFORMATION-CONTINUED
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)



                                                     Three Months Ended
                                                         March 31,
                                              ------------------------------
                                                    2002                   2001
                                               ----------            -----------
Cash Flows From Operating Activities:
   Net Income (Loss) ...................       $(182,244)               $62,420
Adjustments To Reconcile Income To Net
Cash From Operating Activities:
   Depreciation And Amortization .......          31,191                 31,122
   Changes In Assets And Liabilities:
     Accounts  Receivable ..............         262,050                481,682
     Inventories .......................        (448,422)               196,349
     Prepaid Expenses ..................          38,864                 16,031
     Other Assets ......................            (521)                (2,948)
     Accounts Payable ..................          54,017                (87,910)
     Accrued Expenses ..................          25,966                 (3,665)
     Customer Deposits .................        (249,236)              (554,887)
     Income Tax Payable ................            --                    6,628
                                             -----------            -----------

Net Cash (Used By) From Operating Activities    (468,335)               144,822
                                             -----------            -----------


Cash Flows Used By Investing Activities:
   Purchase Of Property And Equipment ..         (11,312)               (15,661)
                                             -----------            -----------


Cash Flows From Financing Activities: ..            --                     --
                                             -----------            -----------



Net Increase (Decrease) In Cash ........        (479,647)               129,161
Cash At  Beginning Of Period ...........         821,722                999,255
                                             -----------            -----------
Cash At End Of Period .................         $342,075             $1,128,416
                                             ===========            ===========

                         RADIANT TECHNOLOGY CORPORATION
                     PART I FINANCIAL INFORMATION-CONTINUED
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                        Six Months Ended
                                                            March 31,
                                                      --------------------

                                                       2002                2001
                                                -----------         -----------
Cash Flows From Operating Activities:
   Net Income  (Loss) ......................      $(554,913)           $207,479
Adjustments To Reconcile Income To Net
Cash From Operating Activities:
   Depreciation And Amortization ...........         62,237              69,249
   Changes In Assets And Liabilities:
     Accounts Receivable ...................         70,475             889,031
     Inventories ...........................       (328,773)           (237,819)
     Prepaid Expenses ......................         17,491              30,051
     Other Assets ..........................         (1,339)              7,670
     Deferred ..............................                              Taxes
                                                     20,000                --
     Accounts Payable ......................       (107,015)           (186,821)
     Accrued Expenses ......................        (10,709)             95,272
     Customer Deposits .....................         74,710            (751,080)
     Tax Payable ...........................           --              __ 8,528
                                                -----------         -----------
Net Cash (Used By) From Operating Activities       (757,836)            131,560
                                                -----------         -----------


Cash Flows Used By Investing Activities:
   Purchase Of Property And Equipment ......        (18,719)            (44,652)
                                                -----------         -----------


Cash Flows Used By Financing Activities:

  Stock Issued For Cash ....................           --                13,125
  Repayment Of Line Of Credit ..............           --              (500,000)
                                                -----------         -----------
Net Cash Used By Financing Activities ......           --              (486,875)
                                                -----------         -----------


Net Decrease In Cash .......................       (776,555)           (399,967)
Cash At Beginning Of Period ................      1,118,630           1,528,383
                                                -----------         -----------

Cash At End Of Period ......................       $342,075          $1,128,416
                                                ===========         ===========

                         RADIANT TECHNOLOGY CORPORATION
                    PART I FINANCIAL INFORMATION - CONTINUED
                   NOTES TO CONDENSED FINANCIAL STATEMENTS FOR
                                 MARCH 31, 2002
                                   (UNAUDITED)

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

     Financial Condition, Liquidity and Capital Resources
     ----------------------------------------------------

     The Company's cash and equivalents decreased from $1,118,630 at September 30, 2001 to $342,075 at March 31, 2002. This decrease of $776,555 is primarily attributable to the net loss. The increase in inventories and reduction of accounts payable which were partially offset by the decrease in accounts receivable and customer deposits also contributed to the net cash used in operations of $757,836. The purchase of equipment accounted for the cash used in investing activities of $11,312.

     Management believes that the expected revenues from operations, supplemented by the cash on hand, will be sufficient to provide adequate cash to fund anticipated working capital and other cash needs during the remainder of the year. The Company's order backlog at March 31, 2002 was approximately $2,100,000.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

     Results of Operations
     ---------------------

     Three Months Ended March 31, 2002
     ---------------------------------

     Net Sales were $603,776 and $1,777,458 for the three months ended March 31, 2002 and 2001, respectively, or a decrease of 66%. The decrease in revenues resulted principally from our inability to ship nearly $700,000 worth of orders by March 31. Had this occurred, the quarter would have been profitable. It will carry over into the next quarter.

     The cost of sales increased as a percentage of sales for the three months ended March 31, 2002 to 75%, compared to 72% for the three months ended March 31, 2001. The increase is attributed to fixed costs which were a higher percentage of costs due to the lower revenues in the quarter. Selling, general and administrative expenses were $305,426 in the current quarter as compared to $427,889 in the year earlier period, a reduction of 29%. This reduction was mainly due to reductions in payroll and related expenses and research and development costs. The net loss in the current year period was the result of lower revenues, which were only partially offset by the reduction in selling, general and administrative expenses.

     Six Months Ended March 31, 2002
     -------------------------------

     Net sales were $1,256,035 and $3,477,681 for the six months ended March 31, 2002 and 2001, respectively, a decrease of 64%. The decrease in revenues in the first six months of 2002 as compared to 2001 resulted primarily from reduced orders from the semiconductor industry.

     Cost of sales increased as a percentage of sales for the six months ended March 31, 2002 to 76%, compared to the 67% recorded in the six months ended March 31, 2001 The increase is attributed to fixed manufacturing expenses for facilities and labor that represent a higher percentage of net sales because the net sales are significantly lower. In the current six month period, manufacturing labor and related payroll expenses were significantly lower than the prior year period, but the effect was negated by the decrease in net sales for the period.

     Selling, general and administrative expenses were $800,813 in the current year period, as compared to $888,513 in the year earlier six months. The decrease of 10 % was primarily due to reduced research and development costs. The net loss for the six months ending March 31, 2002 was the result of the decline in revenues.

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


                                                  RADIANT TECHNOLOGY CORPORATION
                                                  ------------------------------
                                                           (Registrant)



Dated:   May 13, 2002                                   /s/ L. R. McNamee
                                                --------------------------------
                                                       Lawrence R. McNamee
                                                       Chairman of the Board,
                                                       Chief Operating Officer,
                                                       Chief Executive Officer