Form 10-Q
period 2002-06-30
RADIANT TECHNOLOGY CORP
filed 2002-08-13
CIK 310235

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D. C. 20549


                                    FORM 10Q

                   Quarterly Report Under Section 13 or 15 (d)
                     Of the Securities Exchange Act of 1934
                       For the Quarter ended June 30, 2002

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

Yes  X     No ____
   ------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, no par value                                   2,081,678
--------------------------                             -----------------------
   (Class)                                        (Outstanding at June 30, 2002)

                         RADIANT TECHNOLOGY CORPORATION

                                      INDEX



Part I Financial Information:...........................................Page No.

        Condensed Balance Sheet- June 30, 2002
         and September 30, 2001 (unaudited)...................................3

        Condensed Statement of Operations - Three Months
         Ended June 30, 2002 and 2001 (unaudited).............................4

        Condensed Statement of Operations - Nine Months
         Ended June 30, 2002 and 2001 (unaudited).............................4

        Condensed Statement of Cash Flows - Three Months
         Ended June 30, 2002 and 2001 (unaudited).............................5

        Condensed Statement of Cash Flows - Nine Months
         Ended June 30, 2002 and 2001 (unaudited).............................6

        Notes to Condensed Financial Statements (unaudited)...................7

        Management's Discussion and Analysis of Financial
         Condition and Results of Operation.................................7-8


Part II Other Information:

        Legal Proceedings and Exhibits........................................9

        Signature Page........................................................9

                         RADIANT TECHNOLOGY CORPORATION
                          PART I FINANCIAL INFORMATION
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)


                                     ASSETS

                                                   June 30         September 30
                                                     2002                2001
                                                 -----------         -----------
Current Assets
   Cash                                          $   198,971         $ 1,118,630
   Accounts Receivable - Net                         867,689             407,814
   Inventories                                       901,668             845,823
   Prepaid Expenses                                   37,805              53,467
   Deferred Income Taxes                             263,500             283,500
                                                 -----------         -----------

     Total Current Assets                          2,269,633           2,709,234

Machinery and Equipment - Net                        194,120             252,243
Other Assets                                           5,298               5,035
                                                 -----------         -----------

   Total Assets                                  $ 2,469,051         $ 2,966,512
                                                 ===========         ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts Payable                              $   437,370         $   274,582
   Accrued Expenses                                  191,162             216,080
   Customer Deposits                                 101,568             200,663
                                                 -----------         -----------

   Total Current Liabilities                         730,100             691,325
                                                 -----------         -----------


Stockholders' Equity
   Common Stock, no par value                      1,167,608           1,167,608
   Retained Earnings                                 571,343           1,107,579
                                                 -----------         -----------

   Total Stockholders' Equity                      1,738,951           2,275,187
                                                 -----------         -----------

Total Liabilities and Stockholders' Equity       $ 2,469,051         $ 2,966,512
                                                 ===========         ===========

                         RADIANT TECHNOLOGY CORPORATION
                     PART I FINANCIAL INFORMATION-CONTINUED
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                Three Months Ended                              Nine Months Ended
                                                     June 30                                          June 30
                                                     -------                                          -------
                                             2002                 2001                      2002                   2001
                                              ----                 ----                      ----                   ----

Net Sales                               $1,743,088           $1,029,034                $2,999,123             $4,506,715

Cost of Sales                            1,297,153              773,458                 2,253,201              3,161,459
                                         =========              =======                 =========              =========
                                         ---------              -------                 ---------              ---------

Gross Profit                               445,935              255,576                   745,922              1,345,256

Operating Expenses:
  Selling, general and administrative      399,438              232,807                 1,199,468              1,068,089
  Depreciation and amortization             29,096               31,586                    92,116                100,835
                                            ------               ------                    ------                -------
  Total Operating Expenses                 428,534              264,393                 1,291,584              1,168,924
                                           -------              -------                 ---------              ---------
Income (Loss) from Operations               17,401               (8,817)                 (545,662)               176,332

Interest Income, net                         1,277               13,014                    10,227                 43,874
                                           -------              -------                 ---------               --------

Income (Loss)  Before Tax Provision         18,678                4,197                  (535,435)               220,206

Provision for Income Taxes                     -                    -                         800                  8,528
                                          --------             --------                 ---------              ---------
Net Income (Loss)                          $18,678               $4,197                 $(536,235)              $211,678
                                          ========             ========                 =========              =========

Basic Earning per Share:

  Net Income (Loss)                        $  0.01              $  0.00                  $  (0.26)               $  0.10
                                           =======              =======                  ========                =======

Diluted Earning per Share:

  Net Income (Loss)                        $  0.01              $  0.00                  $  (0.26)               $  0.10
                                           =======              =======                  ========                =======

Basic Weighted Average                   2,081,678            2,081,678                 2,081,678              2,026,550
  shares outstanding                     =========            =========                 =========              =========

Diluted Weighted Average                 2,205,659            2,250,578                 2,081,678              2,195,450
  shares outstanding                     =========            =========                 =========              =========


                         RADIANT TECHNOLOGY CORPORATION
                     PART I FINANCIAL INFORMATION-CONTINUED
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                        Three Months Ended
                                                             June 30,
                                                             --------
                                                      2002                2001
                                                 -----------         -----------
Cash Flows From Operating Activities:
  Net Income (Loss)                              $    18,678        $     4,197
Adjustments To Reconcile Income To Net
Cash From Operating Activities:
  Depreciation And Amortization                       29,879             31,588
  Changes In Assets And Liabilities:
   Accounts Receivable                              (530,350)            99,699
   Inventories                                       272,928             24,371
   Prepaid Expenses                                   (1,810)            (4,128)
   Other Assets                                         --                  --
   Accounts Payable                                  269,803             67,440
   Accrued Expenses                                  (14,209)           (97,123)
   Customer Deposits                                (173,805)           (37,501)
   Income Tax Payable                                   --                  --
                                                 -----------         -----------

Net Cash Provided By (Used By)
   Operating Activities                             (128,886)            88,543
                                                 -----------         -----------

Cash Flows Used By Investing Activities:
  Purchase Of Property And Equipment                 (14,218)           (73,426)
                                                 -----------         -----------

Cash Flows From Financing Activities:                   --                  --
                                                 -----------         -----------



Net Increase (Decrease) In Cash                     (143,104)            15,117
Cash At Beginning Of Period                          342,075          1,128,416
                                                 -----------        -----------
Cash At End Of Period                            $   198,971        $ 1,143,533
                                                 ===========        ===========

                         RADIANT TECHNOLOGY CORPORATION
                     PART I FINANCIAL INFORMATION-CONTINUED
                       CONDENSED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                        Nine Months Ended
                                                            June 30,
                                                           -----------
                                                       2002              2001
                                                       ----              ----
Cash Flows From Operating Activities:
 Net Income (Loss)                               $  (536,235)       $   211,678
Adjustments To Reconcile Income To Net
Cash From Operating Activities:
 Depreciation And Amortization                        92,116            100,835
 Changes In Assets And Liabilities:
  Accounts Receivable                               (459,875)           988,730
  Inventories                                        (55,845)          (213,448)
  Prepaid Expenses                                    15,681             22,150
  Other Assets                                        (1,340)            11,443
  Deferred Taxes                                      20,000               --
  Accounts Payable                                   162,788           (119,381)
  Accrued Expenses                                   (24,918)            (1,851)
  Customer Deposits                                  (99,095)          (788,581)
  Tax Payable                                           --                8,528
                                                 -----------        -----------
Net Cash Provided By (Used By)
   Operating Activities                             (886,723)           220,103
                                                 -----------        -----------

Cash Flows Used By Investing Activities:
 Purchase Of Property And Equipment                  (32,936)          (118,078)
                                                 -----------        -----------

Cash Flows Used By Financing Activities:
 Stock Issued For Cash                                  --               13,125
 Repayment Of Line Of Credit                            --             (500,000)
                                                 -----------        -----------
Net Cash Used By Financing Activities                   --             (486,875)
                                                 -----------        -----------


Net Decrease In Cash                                (919,659)          (384,850)
Cash At Beginning Of Period                        1,118,630          1,528,383
                                                 -----------        -----------

Cash At End Of Period                            $   198,971        $ 1,143,533
                                                 ===========        ===========


                         RADIANT TECHNOLOGY CORPORATION
                    PART I FINANCIAL INFORMATION - CONTINUED
                   NOTES TO CONDENSED FINANCIAL STATEMENTS FOR
                                  JUNE 30, 2002
                                   (UNAUDITED)

ITEM 1 - Notes

1.    General
      -------
      The accompanying unaudited condensed financial statements of Radiant Technology Corporation (the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended September 30, 2001. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for the fair presentation have been included. Operating results for interim periods are not necessarily indicative of results expected for a full year.

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

      Financial Condition, Liquidity and Capital Resources
      ----------------------------------------------------

      The Company's cash and equivalents decreased from $1,118,630 at September 30, 2001 to $198,971 at June 30, 2002. This significant decrease of
      $919,659 is primarily attributable to the net loss and the increase in accounts receivable. The purchase of equipment accounted for the cash used in investing activities of $32,936.

      Management believes that the expected revenues from operations, supplemented by the cash on hand, will be sufficient to provide adequate cash to fund anticipated working capital and other cash needs during the remainder of the year. The Company's order backlog at June 30, 2002 was approximately $1,000,000.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

      Results of Operations
      ---------------------

      Three Months Ended March 31, 2002
      ---------------------------------

      Net Sales were $1,743,088 and $1,029,034 for the three months ended June 30, 2002 and 2001, respectively, or an increase of 69%. The increase in revenues resulted principally from an increase in orders booked in the second quarter of the current fiscal year, including one order that represented approximately 35% of sales for the current quarter.

      The cost of sales as a percentage of sales for the three months ended June 30, 2002 was 74%, as compared to 75% in the prior year third quarter. Although sales increased significantly in the quarter, the one order that represented more than one-third of sales for the quarter had a higher cost of sales that affected the current quarter margins. This system was a newly designed product for the semiconductor industry, and higher costs were incurred in its initial design and manufacture. Future systems of this type are expected to have higher margins.

      Selling, general and administrative expenses were $399,438 in the current quarter as compared to $232,807 in the year earlier period, an increase of 72%. This increase was mainly due to increased payroll and related expenses in engineering, research and development and sales and marketing. The profit in the current year period was the result of increased revenues, which offsets the increased selling, engineering and research and development expenses.

      Nine Months Ended June 30, 2002
      -------------------------------

      Net sales were $2,999,123 and $4,506,715 for the nine months ended June 30, 2002 and 2001, respectively, a decrease of 33%. The decrease in revenues in the first nine months of 2002 as compared to 2001 resulted primarily from reduced orders from the semiconductor industry.

      Cost of sales increased as a percentage of sales for the nine months ended June 30, 2002 to 75%, compared to the 70% recorded in the nine months ended June 30, 2001 The increase is partially attributed to fixed manufacturing expenses for facilities and labor that represent a higher percentage of net sales because the net sales are significantly lower. Additionally, the higher costs of one significant order in the third quarter also affected the year-to-date margins.

      Selling, general and administrative expenses were $1,199,468 in the current year period, as compared to $1,068,089 in the year earlier nine months. The increase of 12 % was primarily due to increased payroll and related costs in engineering, research and development, sales and marketing. The net loss for the nine months ending June 30, 2002 was primarily the result of the decline in revenues.

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


                                            RADIANT TECHNOLOGY CORPORATION
                                            ------------------------------
                                                      (Registrant)



Dated:     August 10, 2002                       /s/ L. R. McNamee
                                            ------------------------------
                                                Lawrence R. McNamee
                                                Chairman of the Board,
                                                Chief Executive Officer
                                               (Principal Executive Officer
                                                and Principal Financial Officer)


     The written statements of our Chief Executive Officer and Chief Financial Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, accompanied the filing of this report by correspondence to the Securities and Exchange Commission.