Form 10-K
period 2002-09-30
RADIANT TECHNOLOGY CORP
filed 2003-01-16
CIK 310235

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

                 Annual Report pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For the Fiscal Year ended                                Commission File Number
  September 30, 2002                                            0 - 10125

                         Radiant Technology Corporation
                         ------------------------------
           (Exact name of the registrant as specified in its charter)


    California                                                    95-2800355
    ----------                                                    ----------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X__ No _____

     The aggregate market value of the voting stock held by non-affiliates of the registrant was $ 321,193 as of December 2, 2002.

     Applicable only to registrants involved in bankruptcy proceedings during the preceding five years: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by section 12, 13, or 15
(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ___ No ___ Not applicable X

     The number of shares of the registrant's common stock, no par value, outstanding as of November 30, 2002 was 2,081,678.

     Documents incorporated by reference. Part III Items 10 through 13 of this Form 10-K are incorporated by reference to the registrant's definitive proxy statement for the Annual Meeting of Shareholders held on April 22, 2002.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                     PART 1
                                     ------

ITEM 1   BUSINESS
         --------

     Radiant Technology Corporation (RTC) was incorporated in California in 1972. The initial public offering (IPO) was in 1979. The Company is engaged in the marketing, design, manufacture and service of highly precision thermal processing systems that are primarily used by manufacturers of microelectronic componentry. The Company's conveyorized ovens and furnaces are distributed worldwide to meet ever-changing process requirements.

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

     In addition to infrared heating furnaces, RTC also offers products based on convection and conduction heating technology. Convection heating utilizes a preheated gas such as clean dry air or nitrogen directed to a conveyor belt by means of gas amplifiers. The impingement of this heated gas with the product is the primary method of heat transfer. RTC's products utilizing conduction heating is based on heating a very dense conveyor belt to transfer energy to the processed product.

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

     In 2002 the largest customer accounted for 16% of total revenues. Two customers accounted for 31% and 11% of RTC's revenue, respectively, in fiscal year 2001. In 2000, the largest customer was - 17% of total revenue.

     The Company does not experience a seasonal demand for its product. Rather the demand for RTC furnaces tends to follow the demand for new manufacturing equipment in the economy.

BACKLOG

     We regard as backlog all signed purchase orders received from customers for delivery at specified dates. At September 30, 2002, the backlog was $619,344 vs. $808,484 in 2001, and $3,203,427 in 2000. This backlog of orders will be completed over a three to five month period. There can be no assurance that backlog will be replicated or increased or translated into higher revenues in the future. The success of our business depends on a multitude of factors that are out of our control.

RESEARCH AND DEVELOPMENT

     Research and Development expenses are charged to specific product enhancement activities and new product development. Research and Development expenses were $377,324, $260,330 and $230,599, in fiscal 2002, 2001 and 2000, respectively, which represents primarily the development of new products, which it hopes will provide significant value to future years income.

COMPETITION

     We  confront   competition  from  two  primary  domestic   companies:   BTU
International, and Sierra-Therm. There are numerous other competitors both domestically and internationally.

     We believe that we are one of the principal manufacturers of conveyorized, controlled atmosphere, variable speed, high temperature infrared furnaces used in the manufacture of precision, microelectronic circuitry for the semiconductor, solar cell, hybrid micro circuits and general microelectronic industries. The competitive environment in the market for ovens and furnaces is based on superior technology, design and delivery and ultimate cost of ownership beyond initial purchase price. The Company believes that its higher temperature, near infrared products, are more technologically advanced than that of the conventional products of its competitors. The Company has patents issued and pending covering the basic technology involved in the principal markets. See "Patents" below.

MATERIAL

     We purchase raw materials, mechanical parts and electronic components. The Company manufactures a portion of its sheet metal and some mechanical and electronic components. Alternative sources of material exist for nearly all parts, components and materials. We have selected a single source supplier for much of our electronic componentry, due to high levels of quality and service. Should this favorable condition degenerate, an alternative supplier can be found but not without extra initial expenditures.

PATENTS

     RTC owns a number of current patents on its products also has patents pending. The Company's patents are the result of its creative energies and innovative technology. RTC believes that it must continually work to maintain technological leadership for its customer base. We further believe that patents may provide technological hurdles to competition. However, it is primarily our attention to customer service with high quality products, produced in a timely manner, ultimately providing the customer with low cost of ownership that provide us our greatest competitive strength.

TRADEMARKS

     We have registered trademark No. 1425668, "RTC radiant technology corporation", with the United Stated patent and Trademark Office on January 20, 1987. The trademark is in force for twenty years. Numerous other Trademarks are in force relating to specific equipment or processes exclusive to RTC.

EMPLOYEES

     We employed 37 full-time individuals as of October 31, 2002.

WARRANTY

     We warrant our ovens and furnaces against defects existing at the time of shipment for material and workmanship under normal use and service for a period of one year on parts and labor after shipment to an original user. Under this warranty, the Company provides, components which, within the warranty period, are proved to the satisfaction of the Company to have been defective.

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

     The 25,000 square foot building is leased for 5 years with two options to renew at 3 year intervals. See Note 7 to the financial Statements, for more detail.

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

         Year Ended
         September 30,
         -------------

                                       2002                       2001
                                 HIGH         LOW           HIGH        LOW
                                 ----         ---           ----        ---

        1st Quarter           $ 0.270      $ 0.270       $ 1.031     $ 0.375

        2nd Quarter             1.250        1.250         2.500       0.375

        3rd Quarter             1.100        1.100         1.750       0.350

        4th Quarter             0.260        0.260         1.120       1.120


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

     Shareholders of Record: As of September 30, 2002, the number of record holders of the Company's Common Stock was 400.

ITEM 6. SELECTED FINANCIAL DATA
        -----------------------

     The following  table  summarizes  certain  selected  financial  data of the
Company:

Operating Data
(in thousands) except for per share information


                                        Year Ended September 30,
                                        ------------------------
                                2002       2001       2000      1999      1998
                                ----       ----       ----      ----      ----

Net Sales                     $ 3,762    $ 5,069    $ 4,717   $ 3,337   $ 4,686

Income (Loss) From Continuing    (786)      (157)       288       476       416
Total Assets                    4,128      2,967      4,551     4,061     4,063

Long-Term Debt                   --         --         --        --         --

Per Share Information

Income (Loss) From Continuing   (0.38)     (0.08)      0.13     (0.25)     0.18
  Operations

Cash Dividends per Common Share $  --      $  --      $  --     $  --     $ --


See Notes to Financial Statements


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
        ------------------------------------------------------------
              AND RESULTS OF OPERATIONS
              --------------------------

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

RESULTS OF OPERATIONS

     Revenues were $3.8 million, $5.1 million and $4.7 million in fiscal years 2002, 2001 and 2000 respectively, representing a decrease of 26% from 2001 to 2002 and an increase of 7% from 2000 to 2001. The decrease in fiscal year 2002 was primarily attributable to the slowing world economies and the sharp decline in capital spending by manufacturers of semiconductor and industrial products.

     Cost of sales consists of costs related to the purchase of raw materials, assembled and subcontracted parts, services provided by third party suppliers, as well as costs arising from in house manufacturing support operations and the costs to run it. Cost of sales, as a percentage of revenues, was 75.9%, 73.4% and 65.4% for fiscal years 2002, 2001 and 2000 respectively. The lower revenue in 2002, due to the weak market demand, is the primary reason for the increase in cost of sales ratio from 2001 to 2002. RTC continues to use the latest technology available in an effort to reduce both cost of revenues (and the maintenance of optimal inventory levels) and operating expenses, and ultimately an increase overall company profits.

     Research and development expense expressed as a percentage of revenues was 10.0%, 5.1% and 4.9% in fiscal years 2002, 2001 and 2000 respectively. These reflect costs related to the design of the Waver Bump products, new product development and product enhancements for existing standard products. These costs are essential to the Company's long term future, a future that can move very quickly in the high technology field.

     Selling, general and administrative expenses represented 32.0%, 23.8%, and 20.0% of total revenues in fiscal years 2002, 2001 and 2000 respectively. The increase in 2002 was attributed to the lower revenue as well as increased marketing, and administrative salary levels, temporary help in administrative functions and sharply higher costs for liability and workmen's compensation insurance.

     Interest income, net of interest expense, for fiscal year 2002 was approximately 0.3% of revenues compared to 1.0% and 0.8% in fiscal years 2001 and 2000 respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Our consolidated cash decreased from $1,118,630 at September 30, 2001 to $2,069,784 at September 30, 2002. The increase of $951,154 is attributable to a short term loan of $1,916,000. Net cash used by operating activities of $(931,910) compared to cash from operating activities of $202,613 in the prior year. Management believes that the expected revenues from operations of RTC may not be sufficient to provide adequate cash to fund anticipated working capital and other cash needs. Short term borrowing or a revolving credit line will be employed to fund working capital and other cash needs.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

     Inapplicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

     The following are included in this 10-K as exhibits:

     1.   Report of Independent Certified Public Accountants
     2.   Balance Sheets as of September 30, 2002 and 2001.
     3. Statements of Operations for the years ended September 30, 2002, 2001, 2000.
     4. Statements of Stockholders' Equity for the years ended September 30, 2002, 2001, 2000.
     5. Statements of Cash Flows for the years ended September 30, 2002, 2001, 2000.
     6.   Notes to Financial Statements.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        ---------------------------------------------------------------
        FINANCIAL DISCLOSURE
        --------------------

     None.

                                    PART III
                                    --------


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

     The response to this item is incorporated herein by reference to the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on April 7, 2003


ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

     The response to this item is incorporated herein by reference to the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on April 7, 2003.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

     The response to this item is incorporated herein by reference to the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on April 7, 2003.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
         -----------------------------------------------

     The response to this item is incorporated herein by reference to the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on April 7, 2003.

                                     PART IV
                                     -------


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
          ----------------------------------------------------------------

(a) (1) Financial Statements

         The following financial statements are included in this Form 10-K:

                                                                        Page No.
                                                                       --------
        1.     Report of Independent Certified Public Accountants.        15
        2.     Balance Sheets as of September 30, 2002 and 2001.          16
        3.     Statements of Operations for the years ended September     17
               30, 2002, 2001 and 2000.
        4.     Statements of Stockholders' Equity for the years ended     18
               September 30, 2002, 2001 and 2000.
        5.     Statements of Cash Flows for the years ended September    19-20
               30, 2002, 2001 and 2000
        6.     Notes to Financial Statements                             21-33
               (2)   Financial Statements Schedules
                     None.

               (3)   Exhibits

        Exhibit No.   Description                                       Page No.
        -----------   -----------                                       --------

          3.1          Certificate of Restated  Articles of
                       Incorporation incorporated   by  reference to
                       the Registration Statement of Form S-18
                       (Registration No.2-72528-LA) filed on July 14,
                       1981.

          3.1(a)       Certificate of Amendment of Articles of
                       Incorporation incorporated by reference to the Proxy Statement dated January 14, 1986.

          3.1(b)       Certificate of Amendment of Articles of
                       Incorporation incorporated by reference to
                       Annual Report on Form 10-K filed January 15, 1990.

          3.2 Restated By-Laws incorporated by reference to the Registration Statement on Form s-18 (Registration No. 2-72528-LA) filed on July 14, 1981.

          3.2(a) Amendment to Bylaws incorporated by reference to Annual Report on Form 10-K filed January 15, 1990.

          4.1 Specimen Certificate of Common Stock incorporated by reference to the Registration Statementon Form S-18 (Registration No. 2-72528-LA) filed on July 14, 1981.

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


Dated:      January 13, 2003

                                              RADIANT TECHNOLOGY CORPORATION


                                           By:     /s/ L. R. McNamee
                                             ----------------------------------


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons on behalf of the registrant in the capacities and on the dates indicated.


     /s/ L. R. McNamee                                    January 13, 2003
---------------------------------

Lawrence R. McNamee
Chairman of the Board and a Director
(Principal Financial Officer and
 Principal Executive Officer)

     /s/ C. T. Richert                                    January 13, 2003
---------------------------------
Carson T. Richert
Executive Vice President and a Director

     /s/ R. B. Thompson                                   January 13, 2003
---------------------------------

Robert B. Thompson
Director

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------






The Board of Directors and Stockholders
Radiant Technology Corporation

We have audited the accompanying balance sheets of Radiant Technology Corporation as of September 30, 2002 and 2001, and the related statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended September 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Radiant Technology Corporation as of September 30, 2002 and 2001 and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2002 in conformity accounting principles generally accepted in the United States.



                       CACCIAMATTA ACCOUNTANCY CORPORATION





Irvine, California
December 13, 2002

                         RADIANT TECHNOLOGY CORPORATION

                                 Balance Sheets

                                                        SEPTEMBER 30,
                                                        -------------
                                                    2002             2001
                                               ---------------  ---------------
   ASSETS

Current Assets:
   Cash and equivalents                        $  2,069,784        $  1,118,630
   Accounts receivable                              449,162             407,814
   Inventories                                      980,362             845,823
   Prepaid expenses                                  31,841              53,467
   Deferred taxes                                   263,500             283,500
                                                    -------             -------

   Total Current Assets                           3,794,649           2,709,234

Property and equipment                              321,873             252,243
Other assets                                         11,670               5,035
                                                     ------               -----
   Total Assets                                $  4,128,192        $  2,966,512
                                               ============        ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Short term debt                             $  1,916,000        $       --
   Accounts payable                                 364,341             274,582
   Accrued expenses                                 199,439             216,080
   Customer deposits                                159,509             200,663
                                                    -------             -------

   Total Liabilities                              2,639,289             691,325
                                                  ---------             -------

Commitments & Contingencies                            --                  --

Stockholders' Equity
   Common stock, no par value                     1,167,608           1,167,608
   Retained earnings                                321,295           1,107,579
                                                    -------           ---------

   Total Stockholders' Equity                     1,488,903           2,275,187
                                                  ---------           ---------


Total Liabilities & Stockholders' Equity       $  4,128,192        $  2,966,512
                                               ============        ============


The  accompanying  notes are an integral part of these  financial  statements

                           RADIANT TECHNOLOGY CORPORATION

                            Statements of Operations


                                               Year Ended September 30,
                                               ------------------------

                                          2002           2001           2000
                                          ----           ----           ----

Net sales                              $3,761,802     $5,069,280     $4,717,316

  Cost of sales                         2,855,428      3,723,291      3,086,122
                                        ---------      ---------      ---------

Gross profit                              906,374      1,345,989      1,631,194
                                          -------      ---------      ---------

Operating expenses:
  Selling, general and administrative   1,204,095      1,182,813        944,293
  Research and development                377,324        352,211        230,599
  Depreciation and amortization           121,291        133,884        193,113
                                          -------        -------        -------

  Total operating expenses              1,702,710      1,668,908      1,368,005
                                        ---------      ---------      ---------

Income/(loss) from operations            (796,336)      (322,919)       263,189

  Interest income, net                     10,852         52,209         37,540
                                           ------         ------         ------

  Income/(loss) before provision/        (785,484)      (270,710)       300,729
   (benefit) for income taxes

  Provision (benefit) for income taxes        800       (113,500)        13,000
                                              ---       --------         ------

Net income/ (loss)                     $ (786,284)    $ (157,210)    $  287,729
                                       ==========     ==========     ==========

  Basic earnings (loss) per share      $    (0.38)    $    (0.08)    $     0.15
                                       ==========     ==========     ==========

  Diluted earnings (loss) per share    $    (0.38)    $    (0.08)    $     0.13
                                       ==========     ==========     ==========
Basic number of common shares           2,081,678      2,040,445      1,901,594
  outstanding                          ==========     ==========     ==========

Diluted number of common shares         2,081,678      2,040,445     2,188,764
   outstanding                         ==========     ==========     ==========

                         RADIANT TECHNOLOGY CORPORATION

                       Statements of Stockholders' Equity
                  Years Ended September 30, 2000, 2001 and 2002




                                     Common Stock                     Total
                                     ------------        Retained  Stockholders'
                                 Shares        Amount    Earnings     Equity
                                 ------        ------    --------     ------

Balance, September 30, 1999     1,895,678   $ 1,153,108   $ 977,060  $2,130,168

Net Income                                                  287,729     287,729

Exercise of Options                11,000         1,375                   1,375
                                   ------         -----      -----        -----

Balance, September 30, 2000     1,906,678     1,154,483   1,264,789   2,419,272

Net Loss                                                   (157,210)   (157,210)

Exercise of Options               175,000        13,125                  13,125
                                  -------        ------      -----       ------

Balance, September 30, 2001     2,081,678     1,167,608   1,107,579   2,275,187

Net Loss                                                   (786,284)   (786,284)
                                 --------       --------   --------    --------

Balance, September 30, 2002     2,081,678    $ 1,167,608  $ 321,295  $1,488,903
                                =========    ===========  =========  ==========

                         RADIANT TECHNOLOGY CORPORATION

                            Statements of Cash Flows




                                                Year Ended September 30,
                                                ------------------------
                                             2002           2001           2000
                                             ----           ----           ----
Cash flows from Operating activities:
  Net income/ (loss)                     $ (786,284)   $ (157,210)   $  287,729
  Adjustments to reconcile net income/
   (loss) to net cash provided by
   operating activities:
   Bad debt expense                           6,000          --
   Depreciation and amortization            121,291       133,884       193,113
   Inventory obsolescence                   101,000        26,000        40,000
  Changes in assets and liabilities:
   (Increase) decrease in:
   Accounts receivable                      (47,348)    1,436,604    (1,253,112)
   Inventory                                235,539)     (182,690)     (305,227)
   Prepaid expenses                          21,645           406          --
   Other assets                                --           7,260
   Deferred taxes                            19,981      (113,519)         --
  Increase/(decrease) in:
  Accounts payable                           89,759      (135,582)      221,041
   Accrued expenses                         (16,641)      (38,674)       18,713
   Income taxes payable                        --            --          13,000
   Customer deposits                        (41,154)     (766,606)      948,522
                                            -------      --------       -------

Net cash provided by/ (used in)            (767,290)      202,613       171,039
                                           --------       -------       -------
  operating activities

Cash flows from investing activities:
  Capital expenditures                     (197,556)     (125,491)      (28,933)
                                           --------      --------       -------

Cash flows from financing activities:
  Issuance of common stock                     --          13,125         1,375
  Short term debt                         1,916,000          --         500,000
  Repayment on short term debt                 --        (500,000)   (1,500,000)
                                           --------      --------    ----------

  Net cash provided by financing          1,916,000      (486,875)     (998,625)
                                          ---------      --------      --------
    activities

Net increase (decrease) in cash and         951,154      (409,753)     (856,519)
   equivalents

Cash and equivalents, beginning of year   1,118,630     1,528,383     2,384,902
                                          ---------     ---------     ---------

Cash and equivalents, end of year        $2,069,784    $1,118,630    $1,528,383
                                         ==========    ==========    ==========



Supplemental disclosure of cash flow information and non-cash investing and financing activities:

                                             2002           2001           2000
                                             ----           ----           ----
Cash paid during the year for:
Interest                               $      475     $     --       $      429
Income Taxes                           $      800     $    8,070     $     --

                         RADIANT TECHNOLOGY CORPORATION
                          Notes to financial statements
                                       28
September 30, 2002

1.   Summary of significant accounting policies
     ------------------------------------------

     Nature of Operations
     --------------------

     Radiant   Technology   Corporation   (the  "Company")  is  engaged  in  the
     manufacturing and marketing of infrared conveyorized ovens and furnaces used primarily by the microelectronics manufacturing industry.

     All of the Company's operations are located in California. Sales to entities located outside the United States are as follows:


             Countries                2002          2001           2000
        -------------------        -----------   -----------    -----------

        European                    $ 355,819     $1,047,596      $ 966,723
        Asia                        1,952,357        549,073        316,235
        Other International           486,585        377,243        126,666
                                   -----------   -----------    -----------

        Total International Sales  $2,794,761     $1,973,912     $1,409,624
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

                         RADIANT TECHNOLOGY CORPORATION
                          Notes to financial statements

1.   Summary of significant accounting policies (continued)
     ------------------------------------------------------

     Equipment
     ---------

     Equipment is stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets or over the lesser of the term of the lease or the estimated useful life for leasehold improvements.

     Intangibles
     -----------

     The cost of patents are being amortized using the straight line method over their estimated lives of five years. Amortization expense charged to operations in 2002, 2001 and 2000 was $1,423, $11,939, and $8,712,
     respectively.

     Research and Development
     ------------------------

     Research and development has been expensed as incurred. Research and development expenses were $377,324; $352,211 and $230,599 in fiscal 2002, 2001, and 200, respectively.

     Software development costs
     --------------------------

     The Company capitalizes internal software development costs in accordance with Statement of Financial Accounting Standards No. 86. The capitalization of these costs begins when a product's technological feasibility has been established and ends when the product is available for general release to customers. The Company uses the working model approach to establish technological feasibility. Amortization is computed on an individual product group on the straight-line method over the estimated economic life of the product. Currently, the Company is using an estimated economic life of three years for all capitalized software costs. Amortization expense was $31,001, $31,001 and $77,213 for 2002, 2001, and 2000, respectively.

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

                         RADIANT TECHNOLOGY CORPORATION
                          Notes to financial statements

1.   Summary of significant accounting policies (continued)
     ------------------------------------------------------

     Earnings per common share
     -------------------------

     Earnings per common share is computed by dividing reported earnings by the weighted average number of common shares outstanding during the respective periods. Common stock equivalents were excluded from the computation of earnings per share in 2002 and 2001 because the effect of including such equivalents in the computation would have been anti-dilutive.

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

     Stock based compensation
     ------------------------

     The Company accounts for compensation costs related to employee stock options and other forms of employee stock-based compensation plans in accordance with the requirements of Accounting Principles Board Opinion 25 ("APB 25"). The Company has adopted the provisions of pro forma disclosure requirements of Statement of Financial Accounting Standards 123, Accounting for Stock-Based Compensation. Options granted to non-employees are recognized at their estimated fair value at the date of grant.

     Use of estimates
     ----------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

     Reclassifications
     -----------------

     Certain items in the 2000 and 2001 financial statements have been reclassified to conform with the 2002 presentation.


2.   Concentration of credit risk and significant customers
     ------------------------------------------------------

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

                         RADIANT TECHNOLOGY CORPORATION
                          Notes to financial statements

3.   Accounts receivable (continued)
     -------------------------------

     Net accounts receivable by geographic markets are as follows:


               Countries               2002           2001          2000
          -------------------        ---------      ---------     ---------
          United States                 27%            48%           73%
          European                       1%             9%           14%
          Asia                          70%            26%            -
          Other International            2%            17%           13%
                                     ---------      ----------    ---------

                                       100%           100%          100%
                                     =========      ==========    =========


     During 2002, 2001 and 2000, the five largest customers represented 49, 65, and 51 percent of revenues, respectively. At September 30, 2002 and 2001 the five largest balances represented 89 and 70 percent, respectively, of total accounts receivable.


                                           2002           2001           2000
                                       ----------     ----------     ----------

     Trades Receivables                $  460,162     $  412,814     $1,849,418
     Allowance for Doubtful Accounts      (11,000)        (5,000)        (5,000)
                                       ----------     ----------     ----------

                                       $  449,162     $  407,814     $1,844,418
                                       ==========     ==========     ==========


     Activity relating to the allowance for doubtful accounts and sales returns is as follows:

                                           2002           2001           2000
                                       ----------     ----------     ----------

     Balance at beginning of year     $    5,000     $    5,000     $  210,817

     Provision                             6,000            490           --

     Recoveries (Write offs)                --             (490)      (205,817)
                                       ----------     ----------     ----------

     Balance at end of year           $   11,000     $    5,000     $    5,000
                                       ==========     ==========     ==========

                         RADIANT TECHNOLOGY CORPORATION
                          Notes to financial statements


4.   Inventories

                                                     2002                2001
                                               ------------        ------------

     Raw Material                              $    400,050        $    471,882
     Work in Process                                660,413             313,090
     Finished Goods                                 176,899             216,851
                                               ------------        ------------

     Total Inventories                            1,237,362           1,001,823

     Allowance for Slow Moving Inventory           (257,000)           (156,000)
                                               ------------        ------------
     Net Inventories                           $    980,362        $    845,823
                                               ============        ============


     Activity relating to the allowance for obsolescence is as follows:

                                          2002           2001           2000
                                       ----------     ----------     ----------

     Balance at beginning of year      $  156,000     $  130,000     $  140,000

     Provision                            101,000         56,000         40,000

     Write Offs                              --          (30,000)       (50,000)
                                       ----------     ----------     ----------
     Balance at end of year            $  257,000     $  156,000     $  130,000
                                       ==========     ==========     ==========

5.   Property and Equipment
     ----------------------

                                     Life in Years       2002           2001
                                      ----------      ----------     ----------

     Machinery & equipment              3 - 7         $  483,573     $  327,011
     Office furniture & equipment         7              181,890        176,996
     Leasehold improvements               5               67,934         67,934
     Vehicles                             5               15,050         15,050
     Computer software                    3              345,500        475,145
                                                      ----------     ----------
     Property & equipment                              1,093,947      1,062,136

     Less accumulated depreciation                      (772,074)      (795,676)
                                                      ----------     ----------
     Net property & equipment                         $  321,873     $  266,460
                                                      ==========     ==========


     Depreciation expense for 2002, 2001, and 2000 was $119,868,  $133,884,  and
     $193,113, respectively.

                         RADIANT TECHNOLOGY CORPORATION
                          Notes to financial statements

6.   Accrued expenses
     ----------------
                                                   2002                2001
                                               ------------        ------------

     Payroll and Related Items                 $    146,510        $    126,785
     Commissions                                     20,366              39,682
     Warranties                                      30,000              30,000
     Other                                            2,563              19,613
                                               ------------        ------------
     Total accrued expenses                    $    199,439        $    216,080
                                               ============        ============

7.   Commitments and contingencies
     -----------------------------

     Operating leases
     ----------------

     In October 8, 2001 the Company signed a five year addendum to the lease on a building in Fullerton, California, expiring on February 28, 2007. Base monthly rent is $11,395 plus common area charges of approximately $2,649 per month. The Company also leases office equipment under operating leases expiring in January, 2002. Minimum future lease payments under non-cancelable operating leases are:

                Year ending September 30,

                                   2003            $142,410
                                   2004            $144,902
                                   2005            $149,175
                                   2006             $62,898

     Rent expense for 2002, 2001 and 2000 was $170,079,  $146,112, and $168,650,
     respectively.

     Short Term Debt
     ---------------

     The Company received a short term advance on September 20, 2002 in the amount of $1,916,000 from a financial institution. The advance is to be repaid within 10 days and the borrowing rate is less than 5% annual rate of interest.

8.   Environmental Matters
     ---------------------

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

                         RADIANT TECHNOLOGY CORPORATION
                          Notes to financial statements


9.   Stockholders' equity
     --------------------

     Preferred  stock
     ----------------

     At September 30, 2002 and 2000 there were 5,000,000 authorized shares of preferred stock, of which no shares were issued and outstanding.


     Common stock
     ------------

     The Company has authorized  24,000,000 shares of no par value common stock.
     At  September  30,  2002  and  2001,   2,081,678  shares  were  issued  and
     outstanding.


     Employee stock options
     ----------------------

     Incentive and non-statutory option plan
     ---------------------------------------

     The Company adopted an incentive and non-statutory stock option plan which provides for granting options to key employees and officers. Under the plan, options up to 1,000,000 shares may be granted at a price not less than the fair market value of such shares on the date of the grant, and the maximum term of each option may not exceed ten years. With respect to any participant who owns stock possessing more than 10% of the voting rights of the Company's outstanding capital stock, the exercise price of any stock option must not be less than 110% of the fair market value on the date of the grant and the maximum term may not exceed five years. On January 22, 1998, April 15, 1999, January 2, 2001 and as of September 30, 2002 the Board authorized options to purchase 70,000, 100,000, 55,000 and 220,000 shares, respectively. These shares were granted at an exercise price that was at or above the market price on the date of the grant. The options vest on various dates in 2000, 2001, 2002, 2003 and 2004 and expire three years from the vesting date. As of September 30, 2002 519,666 of these options remained outstanding.

     Non-statutory director options
     ------------------------------

     As of September 30, 2002, the Company granted 20,000 non-statutory options to each of three outside board members. The options vested immediately and expire July 18, 2005 The option price is $.45 per share, which was greater than the market price at the date of the grant. At September 30, 2002, all of these options remain outstanding.


     Lawrence McNamee
     ----------------

     Mr. McNamee held options to acquire 346,666 shares at $.075 per share issued to him in lieu of salary in 1992; 175,000 of these options were exercised in 2001, resulting in options for 171,666 shares outstanding at September 30, 2002. These options have no expiration date.

                         RADIANT TECHNOLOGY CORPORATION
                          Notes to financial statements


9.   Stockholders' equity (continued)
     --------------------------------

     The following table summarizes the activities under the Plan and outside the Plan:

                                                               Weighted       Number
                               Number of      Price            Average       of Shares
                                Shares      Per Share      Exercise Price   Exercisable
                              ---------   -------------    --------------   -----------
     September 30, 2000        499,666     $.075 - $0.75        $0.23         459,666
                                                                             ========

     Granted                    55,000         $0.05            $0.53
     Exercised                (175,000)        $0.07            $0.075
     Cancelled                 (65,000)     $.48 - $0.75        $0.55
                              ---------     ------------        ------

     September 30, 2001        314,666     $.075 - $0.75        $0.30         229,666
                                                                             ========

     Granted                   260,000         $0.45            $0.45
     Cancelled                 (77,000)     $.48 - $0.525       $0.51
                              ---------     -------------        -----

     September 30, 2002        497,666     $.075 - $0.75        $0.40         315,166
                              ========     =============        ========     ========


     The following information applies to employee options outstanding at September 30, 2002:


                                         Weighted Average       Weighted
                                           Remaining             Average
      Range of           Number of         Contractual           Exercise
    exercise prices       Shares           Life (Years)           Price
    ---------------    -------------       ----------           ----------

        $0.075           171,666          No Expiration           $0.075
    $0.45 - $0.48        280,000               1.83               $0.450
        $0.525             8,000               0.04               $0.525
        $0.750            36,000               0.02               $0.750

                         RADIANT TECHNOLOGY CORPORATION
                         Notes to financial statements


9.   Stockholders' equity (continued)
     --------------------------------

     Stock options (continued)
     -------------------------

     Had compensation cost for the plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net income/(loss) and earnings/(loss) per share would have been:

                                           2002           2001           2000
                                       ----------     ----------     ----------
     Net Income / (Loss)

     As Reported                       $ (786,284)    $ (157,210)    $  287,729
     Pro Forma                         $ (830,582)    $ (169,952)    $  284,444

     Basic earnings per share:

     As Reported                       $    (0.38)    $    (0.08)    $     0.15
     Pro Forma                         $    (0.40)    $     0.08     $     0.15

     Diluted earnings per share:

     As Reported                       $    (0.38)    $    (0.08)    $     0.13
     Pro Forma                         $    (0.40)    $    (0.08)    $     0.13


     These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before 1996. In addition, potential deferred tax benefits of approximately $12,500, $15,000, and $19,200 in 2000, 1999 and 1998
     respectively, have not been reflected in the pro forma amounts due to the uncertainty of realizing any benefit. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 2002, 2001, and 2000:


                                                  2002                2001
                                               ------------        ------------

     Expected Life (years)                         3.5                 4.0
     Risk-free interest rate                      4.00%               6.00%
     Volatility                                    100%                100%
     Expected dividends                            None                None


     The weighted fair value of options granted during the years ended September 30 2002, 2001 and 2000 for which the exercise price approximated the market price on the grant date was $.33, $.525 and $.21, respectively.

                         RADIANT TECHNOLOGY CORPORATION
                          Notes to financial statements


10.  Income taxes
     ------------

     Income tax expense (benefit) consisted of the following:
     --------------------------------------------------------


                                          2002           2001           2000
                                       ----------     ----------     ----------

     Current tax                       $      800     $     --       $   13,000

     Deferred tax                            --         (113,500)          --

                                       ----------     ----------     ----------

     Net income tax expense (benefit)  $      800     $ (113,500)    $   13,000
                                       ==========     ==========     ==========


     Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax income from continuing operations in 2002, 2001 and 2000 as a result of the following:

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at September 30, 2002 and 2001 are as follows:


                                                    2002                2001
                                               ------------        ------------

     Net operating loss carryforwards          $    629,000        $    441,000
     Allowance for slow moving inventories          103,000              52,000
     Allowance for doubtful accounts                  4,000               2,000

                                               ------------        ------------
     Deferred tax assets                       $    736,000        $    495,000

     Less valuation allowance                      (472,500)           (325,000)

                                               ------------        ------------
     Net deferred tax asset                   $    263,500        $    170,000
                                               ============        ============

                         RADIANT TECHNOLOGY CORPORATION
                          Notes to financial statements


10.  Income taxes (continued)
     ------------------------

     The recognized deferred tax asset is based upon expected utilization of the
     net  operating  loss   carryforwards  and  reversal  of  certain  temporary
     differences.

     At September 30, 2002, the Company had net operating loss carryforwards for federal and state income tax purposes expiring as follows:




                                               Federal             State
                                             ------------        ------------
                       2007                  $    247,175        $       --
                       2009                       620,976
                       2011                                           100,000
                       2014                       167,361
                       2015                       198,790
                       2016                       786,000
                                             ------------        ------------
                                             $  2,020,302        $    100,000
                                             ============        ============


11.  Employee benefit plan
     ---------------------

     The Company's 401(k) plan was re-activated during fiscal 1996. All employees are eligible as long as they are 21 years of age and have completed one year of employment. The plan provides for contributions by the Company in such amounts as management may determine. Contribution expense charged to operations in 2000 was $12,474. No expense was charged to operations in 2002 and 2001.

                         RADIANT TECHNOLOGY CORPORATION
                          Notes to financial statements


12.  Basic and diluted earnings/(loss) per share
     -------------------------------------------

     The   following   tables   illustrate   the  required   disclosure  of  the
     reconciliation of the numerators and denominators of the basic and diluted earnings/(loss) per share computations.

                                                    2002           2001             2000
                                                -----------    -----------    -------------
Basic earnings (loss) per share:

Numerator
  Net Income (Loss)                             ($786,284)     ($157,210)       $287,729
                                                ===========    ===========    =============

Denominator

  Basic weighted average number of common
  shares outstanding during the period          2,081,678      2,040,445       1,901,594
                                                ===========    ===========    =============

Basic net income (loss) per share                  ($0.38)        ($0.08)          $0.15
                                                ===========    ===========    =============

Diluted earnings (loss) per share:

Denominator
  Basic weighted average number of common
  shares used in basic earnings per share       2,081,678      2,040,445       1,901,594

Effect of Diluted Securities
Stock options (1)                                                                287,170
                                               -----------    -----------    -------------

Weighted number of common shares
and diluted potential common stock
used in diluted earnings per share              2,081,678      2,040,445       2,188,764
                                               ===========    ===========    =============

Diluted earnings (loss) per share                  ($0.38)        ($0.08)          $0.13
                                               ===========    ===========    =============


1. Stock options were anti-dilutive for the years ended September 30, 2002 and 2001. See Note 9 for stock option activity