Form 10-Q
period 2002-12-31
RADIANT TECHNOLOGY CORP
filed 2003-02-14
CIK 310235

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10Q

                   Quarterly Report Under Section 13 or 15 (d)
                     Of the Securities Exchange Act of 1934
                     For the Quarter ended December 31, 2002

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

Yes  X     No ____
   ------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, no par value                                  2,081,678
--------------------------                         --------------------------
   (Class)                                    (Outstanding at December 31, 2002)

                         RADIANT TECHNOLOGY CORPORATION

                                      INDEX


Part I Financial Information:...........................................Page No.

         Condensed Balance Sheet- December, 2002
           and September 30, 2002 (unaudited)...............................3

         Condensed Statement of Operations - Three Months
           Ended December 31, 2002 and 2001 (unaudited).....................4

         Condensed Statement of Cash Flows - Three Months
           Ended December 31, 2002 and 2001 (unaudited).....................5

         Notes to Condensed Financial Statements (unaudited)................6

         Management's Discussion and Analysis of Financial
          Condition and Results of Operation..............................6-7-8


Part II Other Information:

         Legal Proceedings and Exhibits.....................................8

         Signature Page.....................................................9

                         RADIANT TECHNOLOGY CORPORATION
                          PART I FINANCIAL INFORMATION
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)


                                     ASSETS
                                     ------



                                                December 31        September 30
                                                   2002                2002
                                                -----------         -----------
Current Assets
    Cash                                        $   158,052         $ 2,069,784
    Accounts receivable                             548,363             449,162
    Inventories                                     645,706             980,362
    Prepaid expenses                                 22,461              31,841
    Deferred income taxes                           263,500             263,500
                                                -----------         -----------
      Total Current Assets                        1,638,082           3,794,649

Machinery and equipment                             286,113             321,873
Other assets                                         12,748              11,670
                                                -----------         -----------
    Total Assets                                $ 1,936,943         $ 4,128,192
                                                ===========         ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
    Short Term Debt                             $       -           $ 1,916,000
    Accounts payable                                366,385             364,341
    Accrued expenses                                143,109             199,440
    Customer deposits                               319,920             159,509
                                                -----------         -----------

    Total Current Liabilities                       829,414           2,639,290
                                                -----------         -----------

Stockholders' Equity
    Common stock, no par value                    1,167,608           1,167,608
    Retained earnings                               (60,079)            321,294
                                                -----------         -----------

    Total stockholders' equity                    1,107,529           1,488,902
                                                -----------         -----------

Total Liabilities and Stockholders' Equity      $ 1,936,943         $ 4,128,192
                                                ===========         ===========

                         RADIANT TECHNOLOGY CORPORATION
                     PART I FINANCIAL INFORMATION-CONTINUED
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       Three Months Ended
                                                          December 31
                                                          -----------
                                                    2002                2001
                                                -----------         -----------


    Net sales                                   $   921,518         $   655,139

    Cost of sales                                   869,254             515,746
                                                -----------         -----------

    Gross profit                                     52,264             139,393

    Operating expenses:
    Selling, general and administrative             396,982             486,453
      Depreciation and amortization                  36,473              31,046
                                                -----------         -----------
      Total operating expenses                      433,455             517,499
                                                -----------         -----------
    Income (loss) from operations                  (381,191)           (378,106)

    Interest income, net                               (183)              6,238
                                                -----------         -----------

    Income (loss) before tax provision             (381,374)           (371,868)

    Provision for income taxes                         --                   800
                                                -----------         -----------

    Net income (loss)                           $  (381,374)        $  (372,668)
                                                ===========         ===========

    Basic earning per share:
    ------------------------

    Net income (loss)                           $     (0.18)        $     (0.18)
                                                ===========         ===========

    Diluted earning per share:
    --------------------------

    Net income (loss)                           $     (0.18)        $     (0.18)
                                                ===========         ===========


    Basic weighted average shares outstanding     2,081,678           2,081,678
                                                ===========         ===========

    Diluted weighted average shares outstanding   2,081,678           2,081,678
                                                ===========         ===========

                         RADIANT TECHNOLOGY CORPORATION
                     PART I FINANCIAL INFORMATION-CONTINUED
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                        Three Months Ended
                                                            December 31
                                                            -----------
                                                     2002                2001
                                                -----------         -----------
Cash flows from operating activities:
    net income (loss)                           $  (381,374)        $  (372,668)
Adjustments to reconcile income to net
    cash from operating activities:
    Depreciation and amortization                    36,473              31,046
    Changes in assets and liabilities:
     Accounts receivable                            (99,201)           (191,575)
     Inventories                                    334,656             119,649
    Prepaid expenses & other assets                   7,589              (1,392)
Increase (decrease) in:
    Accounts payable                                  2,044            (161,032)
    Accrued expenses                                (56,330)            (36,675)
    Customer deposits                               160,411             323,946
                                                -----------         -----------


Net cash provided by (used by) operating              4,268            (288,701)
                                                -----------         -----------

Cash flows used by investing activities:
    Purchase of property and equipment                 --                (8,207)
                                                -----------         -----------


Cash flows from financing activities:
    Short-term debt                              (1,916,000)               --
                                                 -----------        -----------

Net cash (used in) financing activities          (1,916,000)               --
                                                 -----------        -----------

Net increase (decrease) in cash                  (1,911,732)           (296,908)
Cash at beginning of period                       2,069,784           1,118,630
                                                -----------         -----------
Cash at end of period                           $   158,052         $   821,722
                                                ===========         ===========

                         RADIANT TECHNOLOGY CORPORATION
                    PART I FINANCIAL INFORMATION - CONTINUED
                   NOTES TO CONDENSED FINANCIAL STATEMENTS FOR
                                DECEMBER 31, 2002
                                   (UNAUDITED)

ITEM 1 - Notes

1.   General
     -------

     The accompanying unaudited condensed financial statements of Radiant Technology Corporation (the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended September 30, 2002.

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

     Overview
     --------

     As discussed in more detail throughout our MD&A:

     o Our results of operations during the past seven quarters were adversely affected by the sustained decline of the electronics markets. Backlog of orders to ship have declined during fiscal 2002 and 2001 by 60% and 74% respectively as compared the respective prior year. The significant reduction in capital spending by our customers and aggressive pricing by desperate competitors, among other factors contributed to this decline. The Company's order backlog at December 31, 2002 was approximately $676,000.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


     o Our gross margins, which historically have been at near the 35% mark, have declined over the past two years to 13.6% in the first quarter of 2003 from 24.1% for all of 2002 and 26.6% for all of 2001. The significant decline in demand and coupled with the development of new product lines has led to significant inventory charges and manufacturing inefficiencies, which adversely affected our gross margin rates.

     o Our cash position has also declined significantly as a result of the operating losses in the first quarter of 2003 of $(381,374), $(756,284) for all of 2002 and $(157,210) in 2001. Cash at the end of the first quarter of 2003 is $158,052.

     During this extended market weakness we have worked to improve our product offering, improve manufacturing methods, strengthen our management staff and aggressively pursue new markets. If capital spending does not improve or improves at a slower pace than we anticipate, our revenues and profitability will continue to be adversely affected.


     Financial Condition, Liquidity and Capital Resources
     ----------------------------------------------------

     The Company's cash and equivalents decreased from $2,069,784 at September 30, 2002 to $158,052 at December 31, 2002. This decrease of $1,911,732 is primarily attributable to the repayment of the short-term loan of $1,916,000. The net loss of $(381,784) was offset by a reduction in working capital of $349,169, plus depreciation of $36,473.

     Management believes that planned actions for significant cost cuts, aggressive collections of outstanding receivable balances, improved manufacturing methods and improved inventory management systems will be sufficient to provide adequate cash to fund anticipated working capital and other cash needs during the remainder of the year.

     Results of Operations
     ---------------------

     Three Months Ended December 31, 2002
     ------------------------------------

     Net Sales were $921,518 and $655,139 for the three months ended December 31, 2002 and 2001, respectively, or an increase of 41%. The increase in revenues resulted principally from one shipment amounting to $309,000.

     The cost of sales as a percentage of sales for the three months ended December 31, 2002 was 94%, as compared to 79% in the prior year third quarter. Although sales increased significantly in the quarter, the one order that represented more than one-third of sales for the quarter was produced at a loss, providing a significant affect on the current quarter margins. This system included several newly designed features and higher costs were incurred in the initial design and manufacture. Future systems of this type will have profitable margins.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


     Selling, general and administrative expenses were $285,706 in the current quarter as compared to $486,453 in the year earlier period, a decrease of 41%. This decrease was mainly due to reduced payroll and related expenses in engineering, research and development and sales and marketing.

     Cash generated by operating activities was $4,268 and $(288,701) for the three months ended December 31, 2002 and 2001 respectively. Cash flows from operating losses for the three months ended December 31, 2002 and 2001 were roughly equivalent $(381,374) and $(372,668) respectively, however, cash provided by reductions in working capital levels in the quarter ended December 31, 2002 were $349,169 as compared to $52,921 for the quarter ended December 31, 2001.


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


                                               RADIANT TECHNOLOGY CORPORATION
                                                        (Registrant)



Dated:  February 11, 2003                            /s/ L. R. McNamee
                                             -----------------------------------
                                                    Lawrence R. McNamee
                                                    Chairman of the Board,
                                                    Chief Executive Officer