Form 10-Q
period 2003-03-31
RADIANT TECHNOLOGY CORP
filed 2003-05-21
CIK 310235

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D. C. 20549


                                    FORM 10Q

                   Quarterly Report Under Section 13 or 15 (d)
                     Of the Securities Exchange Act of 1934
                      For the Quarter ended March 31, 2003

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

Yes  X     No ____
   ------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, no par value                                        2,081,678
--------------------------                                  --------------------
   (Class)                                       (Outstanding at March 31, 2003)

                         RADIANT TECHNOLOGY CORPORATION

                                      INDEX



Part I Financial Information:...........................................Page No.

         Condensed Balance Sheet - March 31, 2003
           and December, 2002 (unaudited)...................................3

         Condensed Statement of Operations - Three Months
           Ended March 31, 2003 and 2002 (unaudited)........................4

         Condensed Statement of Operations - Six Months
           Ended March 31, 2003 and 2002 (unaudited)........................5

         Condensed Statement of Cash Flows - Three Months
           Ended March 31, 2003 and 2002 (unaudited)........................6

         Condensed Statement of Cash Flows - Six Months
           Ended March 31, 2003 and 2002 (unaudited)........................7

         Notes to Condensed Financial Statements (unaudited)................8

         Management's Discussion and Analysis of Financial
          Condition and Results of Operation...............................8-9


Part II Other Information:

         Legal Proceedings and Exhibits....................................10

         Signature Page....................................................10

                         RADIANT TECHNOLOGY CORPORATION
                          PART I FINANCIAL INFORMATION
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS

                                                March 31,        December 31,
                                              -------------     -------------
                                                  2003               2002
                                              -------------     -------------

Current Assets:
    Cash and equivalents                         $60,730           $158,052
    Accounts Receivable                          181,301            548,363
    Inventories                                  424,985            645,706
    Prepaid expenses                              55,043             22,461
    Deferred taxes                               263,519            263,500
                                              ----------         ----------

    Total Current Assets                         985,578          1,638,082

Property and equipment                           280,734            286,113
Other Assets                                        -                12,748
                                              ----------         ----------


    Total Assets                              $1,266,312         $1,936,943
                                              ==========         ==========


                       LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities:
    Accounts payable                            $331,668           $366,385
    Accrued expenses                             153,048            143,109
    Customer deposits                            337,797            319,920
                                              ----------         -----------
    Total Liabilities                            822,513            826,414
                                              ----------         -----------

Commitments & Contingencies                         -                  -

Stockholder's Equity
Common stock, no par value                     1,167,608          1,167,608
Retained earnings                               (723,809)           (60,079)
                                              ----------         ----------

Total Stockholders' Equity

Total Liabilities & Stockholders Equity       $1,266,312         $1,936,943
                                              ==========         ==========

                         RADIANT TECHNOLOGY CORPORATION
                     PART I FINANCIAL INFORMATION-CONTINUED
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                Three Months Ended March 31,
                                             ----------------------------------
                                                   2003               2002
                                             ---------------     --------------

Net sales                                      $318,761           $603,776

    Cost of sales                               583,826            452,115

                                             ---------------     --------------
Gross profit                                   (265,065)           151,661
                                             ---------------     --------------

Operating expenses:
    Selling, general and administrative         362,353            305,426
    Depreciation and amortization                36.630             31,191
                                             ---------------     --------------

Total operating expenses                        398,983            336,617
                                             ---------------     --------------

Income/(loss) from operations                  (664,048)          (184,956)

    Interest income, net                            320              2,712
                                             ---------------     --------------


Income/(loss) before provision/(benefit)
   for income taxes                            (663,728)          (182,244)

    Provision (benefit) for income taxes           -                  -
                                             ---------------     --------------

Net income/(loss)                             $(663,728)         $(182,244)
                                             ===============     ==============

Basic earnings (loss) per share                  $(0.32)            $(0.09)
                                             ===============     ==============

Diluted earnings (loss) per share                $(0.32)            $(0.09)
                                             ===============     ==============

Basic number of common shares outstanding     2,081,678          2,081,678
                                             ===============     ==============

Diluted number of common shares outstanding   2,081,678          2,081,678
                                             ===============     ==============

                         RADIANT TECHNOLOGY CORPORATION
                     PART I FINANCIAL INFORMATION-CONTINUED
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                              Six Months Ended March 31,
                                            ----------------------------------
                                                 2003               2002
                                            ---------------     --------------

Net sales                                        $1,240,279         $1,256,035

    Cost of sales                                 1,453,080            956,048

                                             ---------------     --------------
Gross profit                                       (212,801)           299,987
                                             ---------------     --------------

Operating expenses:
    Selling, general and administrative             759,335            800,813
    Depreciation and amortization                    73,104             62,237
                                             ---------------     --------------
Total operating expenses                            832,439            863,050
                                             ---------------     --------------

Income/(loss) from operations                    (1,045,240)          (563,063)

    Interest income, net                                138              8,950
                                             ---------------     --------------

Income/(loss) before provision/(benefit)
   for income taxes                              (1,045,102)          (554,113)

    Provision (benefit) for income taxes              -                   -
                                             ---------------     --------------

Net income/(loss)                               $(1,045,102)         $(554,113)
                                             ===============     ==============

Basic earnings (loss) per share                      $(0.50)            $(0.27)
                                             ===============     ==============

Diluted earnings (loss) per share                    $(0.50)            $(0.27)
                                             ===============     ==============

Basic number of common shares outstanding         2,081,678          2,081,678
                                             ===============     ==============

Diluted number of common shares outstanding       2,081,678          2,081,678
                                             ===============     ==============

                         RADIANT TECHNOLOGY CORPORATION
                     PART I FINANCIAL INFORMATION-CONTINUED
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)



                                                 Three Months Ended March 31,
                                              ----------------------------------
                                                     2003               2002
                                              ---------------     --------------

Cash flows from operating activities:

Net income/(loss)                                  $(663,729)         $(182,244)
    Adjustments to reconcile net income/(loss) to
    net cash provided by operating activities:
        Depreciation and amortization                 36,629             31,191

Changes in assets and liabilities:
    (Increase) decrease in:
        Accounts receivable                          367,062            262,050
        Inventory                                    220,721           (448,422)
        Prepaid expenses & other assets              (32,601)            38,343
    (Increase) decrease in:
        Accounts payable                             (34,717)            54,017
        Accrued expenses                               9,940             25,966
        Customer deposits                             17,877           (249,236)
                                                   ----------         ----------

Net cash provided by/(used in) operating
    activities                                       (78,818)          (468,335)
                                                    ----------        ----------

Cash flows from investing activities
        Capital expenditures                         (18,502)           (11,312)
                                                    ----------        ----------

Cash flows from financing activities
        Issuance of common stock                        -                   -
        Repayment of short term debt                    -                   -
                                                    ----------        ----------

Net cash provided by financing activities
                                                    ----------        ----------

Net increase (decrease) in cash and equivalents      (97,320)          (479,647)

Cash and equivalents, beginning of period            158,051            821,722
                                                    ----------        ----------

Cash and equivalents, end of period                  $60,731           $342,075
                                                    ==========        ==========

                         RADIANT TECHNOLOGY CORPORATION
                     PART I FINANCIAL INFORMATION-CONTINUED
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                   Six Months Ended March 31,
                                                 -------------------------------
                                                      2003               2002
                                                 ------------       ------------

Cash flows from operating activities:

Net income/(loss)                                  $(1,045,103)       $(554,913)
    Adjustments to reconcile net income/(loss) to
    net cash provided by operating activities:
        Depreciation and amortization                  (70,368)          62,237

Changes in assets and liabilities:
    (Increase) decrease in:
        Accounts receivable                            267,861           70,475
        Inventory                                      555,377         (328,773)
        Prepaid expenses & other assets                (23,221)          16,152
        Deferred Taxes                                  20,000
    (Increase) decrease in:
        Accounts payable                               (32,673)        (107,015)
        Accrued expenses                               (46,391)         (10,709)
        Customer deposits                              178,288           74,710
                                                     ----------       ----------
Net cash provided by/(used in) operating activities   (216,230)        (757,836)
                                                     ----------       ----------

Cash flows from investing activities
        Capital expenditures                           (33,385)         (18,719)
                                                     ----------       ----------

Cash flows from financing activities
        Other Assets                                   156,562            -
        Repayment of short term debt                      -               -
                                                     ----------       ----------
Net cash provided by financing activities
                                                     ----------       ----------

Net increase (decrease) in cash and equivalents        (93,053)        (776,555)

Cash and equivalents, beginning of year                153,784        1,118,630
                                                     ----------       ----------

Cash and equivalents, end of period                    $60,731         $342,075
                                                     ==========       ==========

                         RADIANT TECHNOLOGY CORPORATION
                    PART I FINANCIAL INFORMATION - CONTINUED
                   NOTES TO CONDENSED FINANCIAL STATEMENTS FOR
                                 MARCH 31, 2003
                                   (UNAUDITED)

ITEM 1 - Notes

1.       General

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

         Overview

         As discussed in more detail throughout our MD&A:

          o Our results for the three months ended March 31, reflect the continued weakness in capital spending in all of the markets we serve. Workable backlog at the end of December was $565,000 but improvement in March orders received and orders received at the end of April have more than tripled backlog from December's level. Increased quoting on new products and new markets in addition to traditional markets suggest significant improvement in market demand. It is, however, unclear as the moment if this demand level will be maintained beyond the short term.

          o The low level of shipments has significantly impacted our gross margins. The monthly shipment volume has been well below break-even levels and under utilized capacity in production has led to high levels of manufacturing inefficiency.

ITEM  2 -  Management's  Discussion  and Analysis of Financial  Condition and
           Results of Operations - Continued


          o In order to fund the sharply higher volume of units to be shipped over the third quarter and the forecasted levels of shipments for the fourth quarter we are actively pursuing debt financing is the form of a revolving line of credit. As of this date we are very encouraged by the reception we have received from lending institutions.

     However, if capital spending does not continue to improve or improves at a slower pace than we anticipate, our revenues and profitability will continue to be severely affected.


     Financial Condition, Liquidity and Capital Resources
     ----------------------------------------------------

     The Company's cash and plus receivables decreased from $706,414 at the end of December to $242,032 at the end of March. This decrease of $464,382 is primarily attributable to the collection of outstanding accounts receivable.

     Management believes that planned actions for obtaining a line of credit in addition to significant cost cuts, aggressive collections of outstanding receivable balances, improved manufacturing methods and improved inventory management systems will be sufficient to provide adequate cash to fund anticipated working capital and other cash needs during the remainder of the year. However, if we are unable to successfully obtain debt financing and market volume does not continue to improve, further cost cutting measures are planned.


     Results of Operations
     ---------------------

     Three Months Ended March 31, 2003

     Net Sales were $318,761 and $603,776 for the three months ended March 31, 2003 and 2002, respectively. The decrease in revenues resulted principally from the low levels of orders, which averaged less than $170k per month through Feb.

     The Gross Profit as a percentage of sales for the three months ended March 31, 2003 was (83%), as compared to 25% in the prior year second quarter. In addition to the low volume of shipments, February shipments generated exceptionally high, nonrecurring, unfavorable cost variances. The total February variance accounts for 70% of the total negative gross margin over the three months in quarter two.

     Selling, general and administrative expenses were $362,353 in the current quarter as compared to $305,426 in the year earlier period, an increase of 18%. This increase was due to higher payroll and related expenses in engineering, research and development and sales and marketing.

     Cash generated was ($97,320) and $(479,647) for the three months ended March 31, 2003 and 2002 respectively. In the quarter ended March 2003 operating losses were ameliorated by cash generated from changes in working capital compared to operating losses in the quarter ended March 31, 2002 in addition to working capital changes that generated ($286,091) in cash.

                         RADIANT TECHNOLOGY CORPORATION
                           PART II - OTHER INFORMATION



Item 1.   Legal Proceedings
          ------------------

          None.


Item 6.   Reports on 8-K

          Item 5. Other Events and Regulation FD Disclosure: On February 26, 2003, Radiant Technology Corporation filed a Form 15 with the SEC for the purpose of terminating its duty to file reports under the Securities Exchange Act of 1934 as amended.





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


                                               RADIANT TECHNOLOGY CORPORATION
                                               ------------------------------
                                                        (Registrant)



Dated:     May 20, 2003                            /s/ L. R. McNamee
                                            ------------------------------------
                                                    Lawrence R. McNamee
                                                    Chairman of the Board,
                                                    Chief Executive Officer